Form 10KSB
period 1996-06-30
ILLINOIS COMMUNITY BANCORP INC
filed 1996-10-15
CIK 1011941

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552
                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
Mark One

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended June 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________.


                        ILLINOIS COMMUNITY BANCORP, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          United States                                         Applied for
---------------------------------                            -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

210 E. Fayette Avenue, Effingham, Illinois                       62401-3613
--------------------------------------------                 -----------------
  (Address of principal executive offices)                        Zip Code

              Registrant's telephone number, including area code:
                                (217) 347-7127
                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO       (with Office of Thrift Supervision)
    -----     -----

      Transitional small business disclosure format (check one): YES  X  NO
                                                                     ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein. [ ]

      State issuer's revenues for its most recent fiscal year (year ended June 30, 1996): $3.0 million.

The registrant's voting stock is listed on the National Daily Quotation System "Pink Sheets" published by the National Quotation Bureau, Inc. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the $11.5 per share closing sales price of the registrant's common stock as quoted on the "Pink Sheets" on September 24, 1996, was $4,607,774. For purposes of this calculation, it is assumed that directors and officers of the registrant are affiliates. As of September 20, 1996, the registrant had 502,550 shares of common stock outstanding, of which 101,874 were held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996. (Parts I, II and IV)

      2. Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)

                            Exhibit Index on Page 40

                                    PART I

Item 1.  Description of Business
--------------------------------

General

      The Company. Illinois Community Bancorp, Inc. (the "Company"), an Illinois corporation, was organized by Illinois Guarantee Savings Bank, FSB ("Illinois Guarantee" or the "Bank") to be a savings institution holding company. The Company was organized at the direction of the Bank in June 1996 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership, (the "Reorganization") which was completed on September 27, 1996, and the Company's Common Stock became registered under the Securities Exchange Act of 1934 on September 27, 1996. The Company has no significant assets other than capital stock of the Bank and $100,000 retained by the Company following the Reorganization. The Company is a unitary savings and loan holding company subject to regulation by the OTS. The Company's principal business is the business of the Bank and its subsidiary. For that reason, and because the Reorganization was completed subsequent to the end of the 1996 fiscal year, substantially all of the discussion in this Form 10-KSB relates to the operations of the Bank and its subsidiary.

      The executive offices of the Company are located at 210 E. Fayette Avenue, Effingham, Illinois 62401-3613 and the telephone number is (217) 347-7127.

      The Bank. Illinois Guarantee is a federally chartered stock savings bank with its sole office in Effingham, Illinois. Illinois Guarantee was founded on April 7, 1893 as an Illinois state-chartered savings and loan association, and its deposits have been federally insured since 1959. Illinois Guarantee has been a member of the Federal Home Loan Bank ("FHLB") of Chicago since 1949. In February 1990, Illinois Guarantee converted from a state-chartered savings and loan association to a federally chartered savings bank under its current name. The Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered capital stock savings bank (the "Conversion") on September 28, 1995 (the "Conversion Date") through the sale and issuance of 502,550 shares of Bank Common Stock at a price of $10.00 per share for gross proceeds of $5,025,500 and proceeds, net of Conversion expenses, of $4,563,000.

      Illinois Guarantee's office is located at 210 E. Fayette Avenue, Effingham, Illinois 62401-3613, and its telephone number is (217) 347-7127. Illinois Guarantee considers its primary market area to be its home county of Effingham. Illinois Guarantee serves its market area through its sole office in Effingham, Illinois. The Bank is planning to open a new branch office in Effingham. See "New Business Strategies."

      The business of Illinois Guarantee primarily consists of attracting savings deposits from the general public and investing such deposits in loans secured by single-family residential real estate, investment securities, including U.S. Government and Agency securities, interest-earning deposits, mortgage-backed securities and local municipal securities. Illinois Guarantee also makes multi-family and commercial real estate loans, and consumer loans, including automobile loans and savings account loans. Illinois Guarantee emphasizes the origination of residential real estate mortgage loans with adjustable interest rates and fixed-rate loans with shorter terms (15 years or less) and makes other investments which are responsive to changes in interest rates, and which allow Illinois Guarantee to more closely match the interest rates and maturities of its assets and liabilities.

      The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits for each depositor. Certain changes have been made, and are being considered relating to the insurance assessment paid by the Bank for the issuance of the Bank's deposits by the FDIC. For more information, see "Regulation -- Deposit Insurance." The FHLB of Chicago, of which Illinois Guarantee is a member, is one of the 12 district banks comprising the FHLB System. The Bank is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision ("OTS") and the FDIC. Such regulation is intended primarily for the protection of depositors.

Changes in Key Management Personnel

      Effective April 18, 1995, President and Chief Executive Officer Donald J. Wente resigned from his positions of employment with the Bank, and was replaced by Chairman of the Board Gerald E. Ludwig, who was also appointed to serve as Chief Executive Officer of the Bank. On June 20, 1995, the Board promoted Vice President of Lending Douglas A. Pike to the positions of President and Chief Operating Officer of the Bank. On June 12, 1995, the Bank hired Ronald R. Schettler as Senior Vice President in charge of administration and investments. In May 1996, the Bank hired John H. Leonard as Senior Vice President and Chief Credit Officer.

New Business Strategies

      Since new management joined the Bank in mid 1995, the Bank has adopted various new business strategies intended to increase its presence in its primary market area of Effingham County, Illinois ("Primary Market Area"), thereby increasing its lending activities and sources of income. These steps include (i) hiring experienced banking personnel including a new chief credit officer (now President Douglas Pike, who continues to engage in the Bank's lending activities), a chief administrative officer and various other employees to support the Bank's expanded operations; (ii) instituting a marketing program to contact local realtors, builders, auto dealers and others in order to increase the origination of one-to-four-family residential loans, construction loans and permanent loans secured by multi-family and commercial real estate, and consumer loans, including direct and indirect automobile loans, through arrangements with local auto dealers; (iii) planning the opening of a new branch office (expected to open in the fourth calendar quarter of 1996) in the northern section of its Primary Market Area, an area of Effingham, Illinois which is experiencing growth in commercial and retail activities, and is in close proximity to expanding residential areas; (iv) installing automated teller machines ("ATMs") at its main office and the new branch office, as well as other possible "stand alone" locations; and (v) offering new products to its customers and potential customers, including a credit and debit card program. The Company plans to form two corporate subsidiaries to conduct leasing activities and financial services.

Market Area

      Illinois Guarantee's office is located in the city of Effingham, Effingham County, Illinois. The Bank considers its Primary Market Area to be its home county of Effingham. The population of Effingham County is 31,704 (based on the 1990 Census). Effingham is located in central Illinois, at the "crossroads" of I-57 (major North-South interstate) and I-70 (major East-West interstate), being 97 miles east from St. Louis, Missouri, 141 miles west of Indianapolis, Indiana, and 211 miles south of Chicago, Illinois. Employment in Effingham County is reliant on the local manufacturing and distribution industries, with agriculture and agribusiness serving as important elements of the economy. The major employers in the Effingham area are Fedders USA, with approximately 1,200 employees, Crossroads Press, with 919 employees, Petty Company, with 690 employees and St. Anthony's Memorial Hospital, with 679 employees. Other major employers include Three Z Printing, Consolidated Communications and Stevens Industries, Inc.

Lending Activities

      General. Illinois Guarantee emphasizes the origination of adjustable rate loans and short term (15 years or less) fixed rate loans, in order to manage the interest rate sensitivity of its interest-earning assets. The principal lending activity of Illinois Guarantee is the origination of adjustable rate mortgage loans for the purpose of financing the construction and acquisition of single-family residential properties. Illinois Guarantee also originates construction and permanent loans on multi-family and commercial real estate, as well as automobile loans, home improvement loans and other consumer loans. At June 30, 1996, loans with adjustable rates or terms of five years or less totaled $19.9 million, or 54.53% of Illinois Guarantee's total loans.

      In February 1995, the Bank hired a new Vice President of Lending, Douglas Pike, to expand and increase the Bank's lending activities. Mr. Pike was appointed President of the Bank in June 1995, and continues to manage the Bank's lending operations. Mr. Pike has been involved in commercial and consumer lending, including automobile lending, since 1986 through his employment with two commercial banks located in Effingham, Illinois. Mr. Pike has been active in contacting local realtors, builders, auto dealers and others in order to generate the origination of one-to-four-family residential loans, construction loans and permanent loans on single-family, multi-family and commercial real estate, and consumer loans including automobile lending on an indirect basis, through relationships established with five local auto dealers. These activities have resulted in increased loan originations for the Bank, particularly the origination of construction and permanent loans on one- to four-family and multi-family residential real estate.

      The Bank's five largest loans to one borrower, outstanding as of June 30, 1996, ranged from $790,000 to $468,000. See "Regulation -- Limits on Loans to One Borrower."

      Loan Portfolio. Set forth below is selected data relating to the composition of Illinois Guarantee's loan portfolio by type of loan on the dates indicated.

                                                    At June 30,
                                         ----------------------------------
                                               1996              1995
                                         ----------------  ----------------
                                         Amount      %     Amount      %
                                         -------  -------  -------  -------
                                               (Dollars in thousands)

Real estate loans --
  One- to four-family residential......  $22,952   63.18%  $16,982   76.64%
  Multi-family residential.............    1,036    2.85       392    1.77
  Agricultural.........................    1,839    5.06       600    2.71
  Commercial...........................    3,604    9.92     2,182    9.85
  Construction
    One to four residential............    1,015    2.79        40    0.18
    Multi-family.......................      292    0.80        --      --
                                         -------  ------   -------  ------
                                          30,738   84.60    20,196   91.15
                                         -------  ------   -------  ------

Commercial business....................    1,181    3.26       180    0.81
Consumer loans --
  Automobiles..........................    3,800   10.46     1,427    6.44
  Other................................      610    1.68       354    1.60
                                         -------  ------   -------  ------
                                           4,410   12.14     1,781    8.04
                                         -------  ------   -------  ------

Total..................................   36,329  100.00%   22,157  100.00%
                                                  ======            ======

Less:
  Loans in process.....................        6               118
  Deferred loan fees...................       27                18
  Allowance for loan losses............      227               175
                                         -------           -------
     Total, net........................  $36,069           $21,846
                                         =======           =======


      During the year ended June 30, 1996, the Bank made seven loans in excess of $250,000 for a total of $3.4 million. Three of these loans have adjustable rates ranging from 8.25% to 9.50% with outstanding balances of $300,000 for a multi-family dwelling and $1.2 million to commercial hotels. The remaining four loans are fixed rate with terms of one year or less with an interest rate range from 7.875% to 8.25% with outstanding balances of $1.3 million secured by land and $563,000 of commercial construction loans.

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of Illinois Guarantee's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $100,000 on single-family properties located in Illinois Guarantee's primary market area of Effingham County. As of June 30, 1996, loans on one- to four-family residential properties accounted for 65.97% of Illinois Guarantee's loan portfolio. Illinois Guarantee's mortgage loan originations are for terms of from 10 years to up to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by Illinois Guarantee customarily contain "due-on-sale" clauses which permit Illinois Guarantee to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

      Illinois Guarantee uses standard Federal Home Loan Mortgage Corporation ("FHLMC") documents, to allow for the sale of loans in the secondary mortgage market. Illinois Guarantee's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. The majority of loans in Illinois Guarantee's loan portfolio have loan-to-value ratios of 80% or less.

      Illinois Guarantee offers adjustable-rate mortgage loans with terms of up to 30 years. Adjustable rate loans offered by Illinois Guarantee include loans which reprice annually or provide for an initial three year term, and then reprice annually. Adjustable rate loans provide for an interest rate which is 2.5% above the interest rate paid on U.S. Treasury securities of a corresponding term. Illinois Guarantee offers initial discounted interest rates, but borrowers are qualified based on the loan status following the first interest rate adjustment.

      Illinois Guarantee retains all adjustable rate mortgages it originates, which helps reduce Illinois Guarantee's exposure to changes in interest rates. Illinois Guarantee's adjustable rate mortgages include caps on increases or decreases of 2% per year, and 6% over the life of the loan. Illinois Guarantee's adjustable rate mortgage loans contain on open-end provision which permits Illinois Guarantee to lend additional amounts in later years, in the form of home improvement loans, which are secured by the original first mortgage.

      The Bank also originates second mortgage loans on owner-occupied, single family and one- to four- family residential real estate. Such loans are subject to the same loan-to-value ratios (when combined with existing loans), as any other residential real estate loan, at adjustable rates, and over a term not to exceed 15 years.

      The primary purpose for offering adjustable rate loans is to increase the interest rate sensitivity of Illinois Guarantee's loan portfolio. However, because the interest income earned on adjustable rate loans varies with prevailing interest rates, cash flows from such loans are not as predictable as cash flows from fixed-rate loans. Further, the annual and lifetime adjustment limits on the Bank's adjustable rate mortgage loans have the effect of limiting the sensitivity of those loans to changes in market interest rates and this is particularly true with respect to loans with initially discounted interest rates in the event of increases in market rates. The Bank's policy of offering initially discounted interest rates results in the Bank initially earning reduced income from such loans. Additionally, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

      During the year ended June 30, 1996, Illinois Guarantee originated $6.6 million, in adjustable rate mortgage loans and $4.3 million in fixed-rate mortgage loans. Approximately 15.07% of all loan originations during the year ended June 30, 1996 were refinancings of loans already in Illinois Guarantee's loan portfolio. At June 30, 1996, Illinois Guarantee's loan portfolio included $11.8 million in adjustable rate one-to four-family residential mortgage loans or 32.62% of Illinois Guarantee's loan portfolio, and $11.2 million in fixed-rate one- to four-family residential mortgage loans, or 30.56% of Illinois Guarantee's loan portfolio.

      Multi-Family and Commercial Real Estate Loans. At June 30, 1996, the Bank's multi-family and commercial real estate loan portfolio consisted of $6.5 million, or 17.91% of total loans. The Bank originated $3.9 million in such loans during the year ended June 30, 1996 and $363,000 in such loans during the year ended June 30, 1995. The increase during the year ended June 30, 1996 was due to business referrals to the Bank of borrowers known personally to members of management of the Bank for the origination of five loans, all secured by real estate, raw land or farm land in the Bank's primary market area. The Bank's commercial real estate loans are secured by office buildings, small retail establishments, small apartment buildings, raw land and farm land, all located in Effingham County, Illinois. The Bank's largest loan had an outstanding balance of $790,000 at June 30, 1996 and was secured by land.

      Multi-family and commercial real estate loans generally are originated in amounts up to 80% of the appraised value of the property for terms of 10 to 20 years. Appraisals are performed by independent fee appraisers. The interest rate on these loans generally is subject to adjustment on an annual bases and is calculated by adding a 3.5% margin to the appropriate index (usually the weekly average one-year U.S. Treasury Bill index).

      Commercial and agricultural real estate lending, as well as multi-family residential real estate lending entails significant additional risks compared with one- to four-family residential lending. For example, commercial real estate loans and multi-family residential real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for commercial office, retail and warehouse space or multi-family residential units. Agricultural real estate loans involve a greater degree of risk as payments on such loans depend, to a larger degree, on the results of operations of the related farm. Consistent with these increased risks, during the economic slowdown in the late 1980s and early 1990s the Bank experienced increases in its non-performing commercial real estate loans and real estate acquired in settlement of such loans. As of June 30, 1996, one of the Bank's commercial real estate loans was not performing. This loan was for $19,000 with management anticipating no loss on this loan.

      Construction Loans. Illinois Guarantee, from time to time has engaged in construction lending to qualified borrowers for construction of one- to four-family residential, multi-family residential, and commercial properties. Such loans have converted to permanent financing upon completion of construction. These properties are located in the Bank's Primary Market Area. At June 30, 1996, the Bank had 13 construction loans outstanding with balances ranging from $64,000 to $295,000 at that date. Borrowers seeking construction loans must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

      As part of the Bank's new business strategies, the Bank expects to be active in the origination of both construction loans and the succeeding permanent loans on single-family and multi-family residential real estate and commercial real estate in the Bank's primary market area. The Bank's new management has contacted various builders who have experience in constructing and developing single-family and multi-family residential real estate (four to eight unit apartment buildings) and commercial real estate in the Bank's Primary Market Area.

      Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's Primary Market Area. In engaging in lending for the construction of multi-family residential properties, the Bank would be subject to each of these risks, as well as the risks noted above for multi-family real estate lending.

      Commercial Business Loans. The Bank originates a limited number of commercial business loans to local retail establishments and other businesses. These loans are generally secured by equipment. Such loans totaled $1.2 million at June 30, 1996 and were performing at that date.

      Commercial business loans involve a greater degree of risk than other types of lending as payments on such loans are often dependent on successful operation of the business involved which may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize this risk through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business and collateral. The maximum loan to value ratio on a commercial business loan is 75%.

      Consumer Lending. The Bank's consumer loans consist of savings account loans, home improvement loans, automobile loans and other consumer loans, including (from time to time) unsecured lines of credit. At June 30, 1996, the consumer loan portfolio totaled $4.4 million, or 12.15%, of total loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank's loan portfolio.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the retail value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans, unless the borrower has substantial other assets and income. At June 30, 1996, the total amount of automobile loans was $3.8 million. Automobile loans originated during the year ended June 30, 1996 amounted to $3.9 million.

      As part of the Bank's new business strategies, the Bank may engage in indirect lending on automobiles through arrangements with five automobile dealers in Effingham, Illinois. Such loans would be for the purchase of used automobiles, would have loan to value ratios of up to 100%, and would provide for terms of up to five years. It is unclear as to how much loan origination volume these loan arrangements will generate, although the Bank has adopted a policy of limiting automobile loans to no more than 10% of the Bank's total loan portfolio. During the year ended June 30, 1996, the Bank originated $3.4 million in indirect loans on automobiles.

      The Bank also makes savings account loans up to 90% of the amount of the depositor's savings account balance. The Bank makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $20,000, and have a term not to exceed one year.

      The Bank intends to continue the origination of consumer loans, and as indicated above, may increase its origination of such loans. Consumer loans tend to be originated at higher interest rates than mortgage loans and for shorter terms. However, consumer loans generally involve more risk than one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan (especially for automobile loans) may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation (especially for automobiles), and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral. The Bank's risks associated with consumer loans have been further limited by the modest amount of consumer loans made by the Bank. Despite the risks noted above, the Bank's level of consumer loan delinquencies generally has been low. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future, or that the Bank will not incur future losses on these activities.

      Loan Commitments. The Bank makes a 90-day loan commitment to borrowers. At June 30, 1996, the Bank had 15 variable rate loan commitments for $968,000 and 9 fixed rate loan commitments for $624,000 outstanding for the origination of one-to four-family residential real estate loans.

      Loan Solicitation and Processing. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's office. The Bank does not use loan brokers.

      Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. For all mortgage loans, an appraisal of real estate intended to secure the proposed loan is obtained from an independent fee appraiser who has been approved by the Bank's Board of Directors, or one of the Bank's directors who performs appraisals. Fire and casualty and earthquake insurance are required on all loans secured by improved real estate. Insurance on other collateral is required unless waived by the loan committee. The Board of Directors of the Bank has the responsibility and authority for the general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank.

      Loan applications are accepted at the Bank's office. The Bank's President may approve secured loans up to $150,000 and unsecured loans up to $50,000. The Bank's Loan Committee, which is composed of two non-employee directors and the Bank's President, may approve all types of loans up to 5% of withdrawable capital for secured loans and 2% of withdrawable capital for unsecured loans, provided such loans conform to the Bank's lending policies. All other loans must be approved by the full Board of Directors. In addition, the full Board of Directors reviews on a monthly basis, all loans originated by the Bank.

      Interest Rates and Loan Fees. In addition to earning interest on loans, Illinois Guarantee also receives income from, among other sources, loan origination fees, charges on certain deposits and fees related to late payments, loan modifications and miscellaneous services related to loans. These fees do not constitute a significant portion of Illinois Guarantee's income from operations. Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area. The Bank charges a 1% loan origination fee on new fixed-rate mortgage loans, and a fee of $250 for adjustable rate loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At June 30, 1996, the amount of deferred loan origination fees was $27,000.

      Loan Maturity Schedule. The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                       Due after
                         Due during      Due After      5 years
                          the year       1 through       after
                           ending      5 years after    June 30,
                        June 30, 1997  June 30, 1996      1996       Total
                        -------------  -------------  ------------  -------
                                      (In thousands)

One- to four-family
 residential..........        $   212        $   969     $    --    $ 1,181
Multi-family,
 commercial real
  estate and
   agricultural.......            324          5,376      18,267     23,967
Commercial............          1,518          2,473       2,780      6,771
Consumer and other....            375          4,035          --      4,410
                              -------        -------     -------    -------
    Total.............        $ 2,429        $12,853     $21,047    $36,329
                              =======        =======     =======    =======

      The next table sets forth at June 30, 1996, the dollar amount of all loans due one year or more after June 30, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                                                Predetermined    Floating or
                                                    Rate       Adjustable Rates
                                                -------------  ----------------
                                                       (In thousands)

            One- to four-family residential...    $     738         $     443
            Multi-family, commercial real
             estate and agricultural..........       12,198            11,769
            Commercial........................        3,097             3,674
            Consumer and other................        4,410                --
                                                    -------           -------
               Total..........................    $  20,443         $  15,886
                                                    =======           =======

      Originations, Purchases and Sales of Loans. The following table sets forth information with respect to originations and sales of loans during the periods indicated.

                                        Year Ended June 30,
                                       ---------------------
                                       1996             1995
                                       ----             ----
                                          (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family..............   $  10,985  $ 3,249
    Multi-family.....................         285       --
    Commercial.......................       3,629      363
  Commercial business................       1,874      220
  Consumer loans and other...........       3,948    2,059
                                        ---------  -------
    Total loans originated...........   $  20,721  $ 5,891
                                        =========  =======

Loans purchased......................
                                        ---------  -------
  Participation loan.................   $ 500,000  $    --
                                        =========  =======

Loans sold:
  Whole loans........................   $      --  $    51
  Participation loans................          --       --
                                        ---------  -------
     Total loans sold................   $      --  $    51
                                        =========  =======

      Historically, Illinois Guarantee has sold less than 10% of the loans it has originated. In January 1995, the Bank sold $51,000 in education loans to the Student Loan Marketing Association. The Bank may sell loans in whole or a portion of the loan if it exceeds its legal lending limit. In recent years, Illinois Guarantee has not purchased any whole loans and has no plans to do so in the future. However, Illinois Guarantee may in the future, originate fixed-rate residential mortgage loans and then sell such loans in the secondary mortgage market to FHLMC.

      Non-Performing Assets, Asset Classification and Allowances for Losses. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of principal and interest are doubtful.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

      The following table sets forth information with respect to Illinois Guarantee's non-performing assets at the dates indicated. Illinois Guarantee did not have any restructured loans within the meaning of SFAS No. 15 at the indicated dates.

                                                                At June 30,
                                                            --------------------
                                                             1996          1995
                                                            ------        ------
                                                               (In thousands)

      Loans accounted for on a non-accrual basis:(1)
       Real Estate:
        Residential.......................................  $  23         $  42
        Commercial........................................     19            --
       Consumer and other.................................     --            --
                                                            -----         -----
         Total............................................  $  42         $  42
                                                            =====         =====

      Accruing loans which are contractually past
       due 90 days or more: (1)
       Real estate:
        Residential.......................................  $ 262         $  29
        Commercial........................................     45            24
       Consumer and other.................................      2            --
                                                            -----         -----
         Total............................................  $ 309         $  53
                                                            =====         =====

         Total of non-accrual and 90 days past due loans..  $ 351         $  95
                                                            =====         =====

      Percentage of total loans...........................   0.96%         0.43%
                                                            =====         =====

      Other non-performing assets (2).....................  $  49         $  49
                                                            =====         =====

      ----------------
      (1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are applied to the outstanding principal balance. The Bank reserves interest on all loans 90 days past due, for which, in the opinion of management, the collection of this interest is questionable. When payments are received on these loans, the payments are applied to reserved interest first with any excess applied to principal.
      (2) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession or accounted for as a foreclosure in substance. This property is carried at the lower of its fair market value or the principal balances of the related loan, is classified as real estate held for sale and is not included in the Bank's capital calculations.

      At June 30, 1996, the Bank had $42,000 in non-accrual loans, and $309,000 in accruing loans 90 days or more past due. Other non-performing assets at June 30, 1996 represents undeveloped lots held for sale, valued at a total of $49,000, which the Bank held, pending improvement in the local real estate market.

      During the year ended June 30, 1996, gross interest income of $3,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout these periods.

      At June 30, 1996, loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $338,000.

      Federal regulations require each savings association to classify its asset quality on a regular basis. In addition, in connection with examinations of such savings associations, federal examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings association to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings association must either establish specific allowances for loan losses in the amount of the portion of the asset classified as loss, or charge-off such amount. Federal examiners may disagree with a savings association's classifications and amounts reserved. If a savings association does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS District Director. At June 30, 1996, the Bank had $99,000 in assets classified as substandard, no assets classified as doubtful and $8,000 in assets classified as loss.

      Included in these totals at June 30, 1996 and classified as "substandard," all in the Bank's market area, were three loans on single-family residences totaling $131,000, one loan on commercial properties totaling $19,000 classified due to delinquency or past credit history, and no consumer loans. Also included in this total and classified as "substandard," were the lots held by the Bank as real estate held for sale at June 30, 1996 in the amount of $49,000. The Bank determined to hold this property as "real estate owned", pending improvement in the local real estate market. Management considered all of the above items in calculating the Bank's allowance for loan losses. Assets classified as "loss" consisted of one consumer loan.

      In originating loans, Illinois Guarantee recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate general allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Further, after properties are acquired following loan defaults, additional losses may occur with respect to such properties while the Bank is holding them for sale. The Bank increases its allowances for loan losses and losses on real estate owned by charging provisions for possible losses against the Bank's income. Specific reserves also are recognized against specific assets when warranted. The Bank added additional provisions for loan losses of $81,000 and $50,000, respectively, during the years ended June 30, 1996 and 1995, due to the new business strategies of multi-family, commercial real estate and consumer lending being pursued by the Bank, which types of lending carry increased risks for the Bank in comparison to one- to four-family residential lending.

      As a result of the declines in regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of the institution by federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, requiring significantly increased provisions for potential loan losses. While Illinois Guarantee believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

      The following table analyzes activity in Illinois Guarantee's allowance for loan losses for the periods indicated.

                                                     At June 30,
                                                --------------------
                                                 1996          1995
                                                ------        ------
                                                   (In thousands)

      Balance at beginning of period..........  $  175        $  125
                                                ------        ------

      Loans charged-off:
       Commercial - unsecured.................      19            --
        Consumer..............................      10            --

      Loans charged-off.......................      29            --
                                                ------        ------

      Provision for loan losses...............      81            50
                                                ------        ------
      Balance at end of period................  $  227        $  175
                                                ======        ======

      Ratio of net charge-offs to average
       loans outstanding during the period....    0.10%           --%
                                                ======        ======

      Illinois Guarantee evaluates the allowance for loan losses on a regular basis. At June 30, 1996, the allowance was 0.63% of total loans, compared to 0.79% of total loans at June 30, 1995. In lieu of the Bank's increased originations of multi-family and commercial real estate loans, and consumer loans, the Bank expects that its provisions for loan losses will increase in future periods to account for the additional risks inherent in these types of lending.

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any loan category.

                                                      June 30,
                                     -----------------------------------------
                                             1996                  1995
                                     --------------------  -------------------
                                               Percent               Percent
                                               of Loans              of Loans
                                             in Category           in Category
                                               to Total              to Total
                                     Amount     Loans      Amount     Loans
                                     ------  ------------  ------  -----------

Real estate - mortgage:
  Residential.....................    $ 44        66.00%    $ 41        78.59%
  Commercial......................      22        15.00       12        12.56
  Construction....................      --         3.60       --           --
Commercial business...............      10         3.25       12         0.81
Consumer..........................      20        12.15       40         8.04
Unallocated.......................     131           --       70           --
                                      ----       ------     ----       ------
    Total allowance for loan
      losses......................    $227       100.00%    $175       100.00%
                                      ====       ======     ====       ======

Investment Activities

      General. Illinois Guarantee is required under federal regulations to maintain a minimum amount of liquid assets equal to 5.0% of the net withdrawable savings and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At June 30, 1996, the Bank's liquidity ratio was 14.38%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in Illinois Guarantee's loan origination and other activities.

      The general objectives of the Bank's investment policy are to assure the safe and sound investment of the assets of the Bank, to provide sufficient liquidity to meet operating and funding needs, and to comply with regulatory liquidity requirements. All securities and investments are recorded on the books of the Bank in accordance with generally accepted accounting principles. All purchases of securities and investments conform to the Bank's interest rate risk policy. The type of investments allowed under the investment policy are only those which qualify as liquid investments under current regulations. The Bank's mutual fund investment represents an interest in a money market fund and an adjustable rate mortgage loan fund, neither of which are insured. Bank investments also include the demand, overnight and certificate of deposit accounts at the FHLB of Chicago. Investments may be made in certificates of deposit and savings accounts in other financial institutions insured by the FDIC so long as the total investment with accrued interest does not exceed the $100,000 insurance limit per each institution. Other investments allowed consist of direct U.S. Government obligations and other government agencies that have the full faith and credit backing of the U.S. Government. At June 30, 1996, the investments qualifying as liquid investments consisted of interest-earning deposits in other financial institutions and stock in the FHLB of Chicago and U.S. Government Agency securities and certain mortgage-backed securities.

      Investments. The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments, and FHLB of Chicago stock at the dates indicated.

                                                                  At June 30,
                                                             -------------------
                                                              1996         1995
                                                             ------       ------
                                                                 (In thousands)

      AVAILABLE FOR SALE (1)
      Investment securities:
        U.S. Government and Agency securities...............  $  2,956    $     --
        State and municipal obligations.....................       204          --
        Mutual funds........................................     2,477       1,584
        Equities............................................       257         206
      FHLB stock............................................       214         214
                                                              --------    --------
          Total available for sale investments..............  $  6,108    $  2,004
                                                              ========    ========

      HELD TO MATURITY
      Investment securities:
        U.S. Government and Agency securities...............  $   --       $5,232
        State and municipal obligations.....................      --          513
        Other...............................................     299           --
      Interest-bearing deposits and certificates of
       deposit..............................................     140        3,155
                                                              ------       ------
          Total held to maturity investments................  $  439       $8,900
                                                              ======       ======

      ----------------
      (1) The Bank transferred securities to available for sale as of December 31, 1995. For more discussion on this, see Notes A and B of Notes to Consolidated Financial Statements.

      The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at June 30, 1996.


                                                                                           More than Ten
                              One Year or Less   One to Five Years   Five to Ten Years         Years
                             ------------------  ------------------  ------------------  ------------------

                             Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average
                              Value     Yield     Value     Yield     Value     Yield     Value     Yield
                             --------  --------  --------  --------  --------  --------  --------  --------
                                                         (Dollars in thousands)
Available for Sale (1, 2)
Investment securities:
  U.S. Government and
   Agency securities.......  $  2,576     6.24%  $    400     6.16%  $     --       --%  $     --       --%
  State and municipal
   obligations (2).........        12     6.10        178     4.48         17     4.74         --       --

  Mutual funds.............        --       --         --       --         --       --      2,489     5.59
  Equities.................        --       --         --       --         --       --        226     8.27
                             --------            --------            --------            --------
   Total...................  $  2,588     6.24%  $    578     5.64%  $     17     4.74%  $  2,715     5.81%
                             ========            ========            ========            ========

                                Total Investment Portfolio
                                --------------------------
                                Carrying  Market  Average
                                 Value    Value    Yield
                                --------  ------  --------
                                  (Dollars in thousands)

Available for Sale (1, 2)
Investment securities:
  U.S. Government and
   Agency securities.......     $  2,976  $  2,956   6.23%
  State and municipal
   obligations (2).........          207       204   4.59

  Mutual funds.............        2,489     2,477   3.59
  Equities.................          226       471   8.27
                                --------  --------
   Total...................     $  5,898  $  6,108   5.98%
                                ========  ========

--------------------
(1) This schedule uses contractual maturity dates. Some of the securities have call date options.
(2) For financial reporting these securities are valued at estimated fair market value.

      The only investment classified as held to maturity as of June 30, 1996 is an interest in a limited partnership, Boston Capital Corporation Tax Credit Fund
V. The Bank purchased a one unit investment in this Fund of Class A limited partnership interests. The one unit cost was $788,000 with the first installment paid with the purchase. The Bank paid $299,000 on February 1, 1996. The balance is due as follows:

                                     Amount
                                    (1,000's)
                                    ---------

      July 1, 1996                   $    99
      October 1, 1996                    130
      April 1, 1997                      165
      October 1, 1997                     95
                                     -------
                                     $   489
                                     =======

      It is the intent of the partnership to invest in qualified affordable housing programs to generate Federal Housing Tax Credits. The Bank intends to account for this investment using the amortized cost method. This method requires amortizing the excess of the carrying value over its estimated residual value at the close of the tax credit realization. Annual amortization is proportional to the realization of the tax credits. The limited partnership files a tax return on a calendar basis, therefore the Bank has not reflected any effect in the income statement and has carried the investment at cost for the year ended June 30, 1996.

      The Bank had $140,000 in interest bearing deposits at June 30, 1996 at a rate of 5.32%.

      Mortgage-Backed Securities. Illinois Guarantee invests excess funds in mortgage-backed securities, as well as other investments and may increase its investment in this type of security in the future. At June 30, 1996, the total investment in mortgage-backed securities was $1.8 million, with $392,000 in adjustable rate securities, $1.4 million in fixed-rate securities and an average yield of 7.59%. The Bank invests in mortgage-backed securities originated by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the FHLMC.

      Prepayments in the Bank's mortgage-backed securities portfolio may be affected by declining and rising interest rate environments. In a low and falling interest rate environment, prepayments would be expected to increase. In such an event, the Bank's fixed-rate securities subscribed for at a premium price could result in actual yields to the Bank that are lower than anticipated yields. The Bank's floating rate securities would be expected to generate lower yields as a result of the effect of falling interest rates on the indexes for determining payment of interest. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. In a rising rate environment, floating rate instruments would generate higher yields to the extent that the indexes for determining payment of interest did not exceed the life-time interest rate caps on the Bank's mortgage-backed securities.

      The Bank has historically invested in mortgage-backed securities as an alternative investment to supplement its lending efforts and maintain compliance with certain regulatory requirements. See "Regulation--Qualified Thrift Lender Test." Further, under the OTS risk-based capital requirements, GNMA mortgage-backed securities have a zero percent risk weight, and FNMA, FHLMC and AA-rated private mortgage-backed securities have a risk weight of 20%, in contrast to the 50% risk weight carried by one- to four-family performing residential loans. See "Regulation--Regulatory Capital Requirements." Mortgage-backed securities may also be used as collateral for borrowings and through repayments, as a source of liquidity. The Bank transferred all the mortgage-backed securities from held to maturity to available for sale in December 1995.

      The Bank purchases securities through any registered broker or dealer and requires that the securities be delivered to the safekeeping agent of the Savings & Community Bankers Trust Company before the funds are transferred to the broker or dealer. Illinois Guarantee purchases investment securities pursuant to an investment policy established by the Board of Directors pursuant to OTS Thrift Bulletin 52.

      The following table sets forth the carrying value of the Bank's mortgage-backed securities at the dates indicated.


                                         At June 30,
                                       ----------------
                                        1996      1995
                                       ------    ------
                                        (In thousands)

            GNMA.....................  $   945  $ 1,053
            FNMA.....................      252      260
            FHLMC....................      576    1,013
                                       -------  -------
                                       $ 1,773  $ 2,326
                                       =======  =======

      The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's mortgage-backed securities at June 30, 1996.




                   One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years   Total Investment Portfolio
                  ------------------  ------------------  ------------------  --------------------  ---------------------------
                  Carrying  Average   Carrying  Average   Carrying  Average   Carrying    Average   Carrying   Market  Average
                   Value     Yield     Value     Yield     Value     Yield      Value      Yield      Value    Value    Yield
                  --------  --------  --------  --------  --------  --------  ---------  ---------  ---------  ------  --------
                                                             (Dollars in thousands)

GNMA...........    $   83     8.28%    $  282     8.31%    $  458     8.47%     $  110      8.85%    $   933   $   945     8.45%
FNMA...........         8     7.15         27     7.15         46     7.15         168      7.15         249       252     7.15
FHLMC..........       122     5.77        258     5.96         95     7.74         109      7.04         584       576     6.41
                   ------              ------              ------               ------               -------   -------
    Total......    $  213     6.80%    $  567     7.19%    $  599     8.25%     $  387      7.60%    $ 1,766   $ 1,773     7.59
                   ======              ======              ======               ======               =======   =======

Deposit Activity and Other Sources of Funds

      General. Deposits are the primary source of Illinois Guarantee's funds for lending and other investment purposes. In addition to deposits, Illinois Guarantee derives funds from principal repayments and interest payments on loans and investments as well as other sources arising from operations in the production of net earnings. Loan prepayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes.

      Deposits. Deposits are attracted principally from within Illinois Guarantee's primary market area through the offering of a broad selection of deposit instruments, including passbook savings, NOW accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside of its primary market. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

      For more information on the Bank's deposit accounts, see Note G of Notes to Consolidated Financial Statements.

      The following table sets forth the Bank's certificates of deposit accounts classified by actual rates at the dates indicated.

                                                     At June 30,
                                                   ----------------
                                                    1996     1995
                                                   -------  -------
                                                    (In thousands)

2 - 3.99%........................................  $     8  $   378
4 - 5.99%........................................   24,599   17,516
6 - 7.99%........................................    2,384    7,049
8 - 9.99%........................................       42      152
                                                   -------  -------
                                                   $27,033  $25,095
                                                   =======  =======


      The following table sets forth the amount and maturities of certificates of deposit accounts in actual rate categories at June 30, 1996.

                                       Amount Due
                    ------------------------------------------------
                    Less Than                         After
Rate                One Year   1-2 Years  2-3 Years  3 Years   Total
----                ---------  ---------  ---------  -------   -----
                                     (In thousands)

3 - 3.99%.........   $      8   $     --   $     --  $    --  $      8
4 - 4.99%.........      4,579         12         --       --     4,591
5 - 5.99%.........     14,141      4,522      1,172      173    20,008
6 - 6.99%.........        199        411        914      818     2,342
7 - 7.99%.........         42         --         --       --        42
8 - 8.99%.........         --         --         --       --        --
9 - 9.99%.........         --         42         --       --        42
                     --------   --------   --------  -------  --------
                     $ 18,969   $  4,987   $  2,086  $   991  $ 27,033
                     ========   ========   ========  =======  ========

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1996.

                                                     Certificates
               Maturity Period                        of Deposit
               ---------------                       ------------
                                                    (In thousands)

               Three months or less................     $   202
               Over three through six months.......         685
               Over six through twelve months......         678
               Over twelve months..................         722
                                                        -------
                Total..............................     $ 2,287
                                                        =======

      The following table sets forth the average balances and interest rates based on monthly balances for transaction accounts and certificates of deposit for the periods indicated.

                                    Year Ended June 30,
                        --------------------------------------------
                                1996                   1995
                        --------------------   ---------------------
                        Interest-              Interest-
                        Bearing                Bearing
                        Demand        Time     Demand        Time
                        Deposits    Deposits   Deposits    Deposits
                        --------    --------   --------    ---------
                                               (Dollars in thousands)

Average balance........   $7,685    $25,679      $7,481     $24,214
Average rate...........    3.74%      5.35%       3.02%       4.91%

      The following table sets forth the change in dollar amount of interest-bearing deposits in the various types of accounts offered by the Bank between the dates indicated (in thousands).

                                                    Increase
                            Balance at             (Decrease)  Balance at
                             June 30,      %       from June    June 30,      %
                               1996     Deposits    30, 1995     1995      Deposits
                            ----------  --------   ---------   ----------  --------
                                                   (Dollars in thousands)

NOW, Super NOW and other
 transaction accounts.....  $   1,300      3.64%  $     924   $     376      1.17%
Money market deposit
 accounts.................      2,431      6.81         166       2,265      7.03
Passbook savings..........      4,911     13.77         472       4,439     13.79

Certificates:
 6 months or less.........      7,740     21.70      (1,216)      8,956     27.81
 6 months through 1 year..      6,127     17.17         514       5,613     17.43
 1 year through 3 years...     10,226     28.67       1,123       9,103     28.27
 More than 3 years........      2,940      8.24       1,492       1,448      4.50
                            ---------    ------   ---------   ---------    ------
   Total..................  $  35,675    100.00   $   3,475   $  32,200    100.00%
                            =========    ======   =========   =========    ======

      The following table sets forth deposit activities of the Bank for the years indicated.

                                                          Year Ended June 30,
                                                         ---------------------
                                                          1996           1995
                                                         ------         ------
                                                             (In thousands)

Deposits...............................................  $58,051        $30,447
Withdrawals (1)........................................  (55,541)       (30,628)
                                                         -------        -------
                                                           2,510           (181)
Interest credited......................................    1,335          1,097
                                                         -------        -------
     Net increase (decrease) in savings deposits.......  $ 3,845        $   916
                                                         =======        =======

      Management attributes the net increase in deposits for 1996 to increased presence in the Bank's market area. The Bank has adopted new business strategies to increase its presence which was also enhanced by the stock conversion in September 1995. Included in gross deposits was $5.3 million in stock conversion deposits. Management attributes the net decrease in deposits before interest credited in the prior year primarily to the interest rates offered by the Bank as compared to alternative investments.

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank had $1.6 million in advances from the FHLB as of June 30, 1996, which consisted of a one year fixed rate advance maturing April 29, 1997 at 5.93% rate of interest, payable monthly, in the amount of $790,000, a one year fixed rate advance maturing May 16, 1997 at 5.98% rate of interest, payable monthly, in the amount of $468,000 and a daily advance of $350,000 at 5.50% rate of interest which adjust daily.

      The FHLB of Chicago functions as a central reserve bank providing credit for savings institutions and certain other financial institutions. As a member, Illinois Guarantee is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by the United States) provided certain standards related to creditworthiness have been met.

Subsidiary Activities

      As a federal savings institution, Illinois Guarantee is permitted to invest an amount equal to 2.0% of its assets in subsidiaries with an additional investment of 1.0% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of June 30, 1996, Illinois Guarantee was authorized to invest up to approximately $1.1 million in the stock of or in loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries.

      Illinois Guarantee has one service corporation, IGSL Service Corporation. The primary purpose of the corporation is to provide credit insurance products to existing Bank borrowers. The Bank's investment in this service corporation was $42,000 at June 30, 1996, with no commitments for further investment, and the service corporation generated $5,000 in net income for the Bank during the year ended June 30, 1996.

      SAIF-insured savings institutions are required to give the FDIC and the Director of the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, capital requirements require savings institutions to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. The activities of IGSL Service Corporation are permissible for national banks. See "Regulation -- Regulatory Capital Requirements."

Competition

      Illinois Guarantee experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits primarily comes from commercial banks and other savings institutions located in or near the Bank's primary market area. Additional significant competition for savings deposits comes from credit unions, money market funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, other thrift institutions, mortgage bankers, mortgage brokers and insurance companies. Management considers Illinois Guarantee's competitors in its market area to consist of six commercial banks and one savings institution located outside of its market area. Overall, management believes that Illinois Guarantee is the smallest of the financial institutions competing for deposits and loans in its market area.

      Illinois Guarantee is able to compete effectively in its primary market by offering competitive interest rates and loan fees, providing a wide variety of deposit products, and by emphasizing personal customer service. Management believes that, as a result of the Bank's commitment to varied products and personal service, the Bank has developed a solid base of core deposits and the Bank's loan origination quality is among the leaders in the Bank's market area.


                                   REGULATION

Regulation of the Bank

      General. The Bank is a federally chartered savings institution, a member of the FHLB of Chicago and its deposits are insured by the FDIC through the SAIF. The lending activities and other investments of Illinois Guarantee must comply with various federal regulatory requirements. As a federal savings institution, the Bank is subject to regulation and supervision by the OTS and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or discussed elsewhere herein.

      Supervisory Agreement. At June 30, 1996, the Bank exceeded all of its regulatory capital requirements. On October 7, 1992, the Bank entered into a Supervisory Agreement (the "Agreement") with the OTS. The Agreement required the Bank to: (i) adopt and implement a written consumer compliance program designed to ensure that the Bank operates in compliance with all applicable consumer protection laws, rules and regulations; (ii) correct certain truth in lending disclosure violations, making reimbursements where necessary to provide restitution to borrowers who received incorrect truth in lending disclosures as to the interest rates charged, or to be charged on adjustable rate mortgage loans; (iii) review the interest rate adjustments made on certain adjustable rate mortgage loans to determine if they were correct, and if necessary review all adjustable rate mortgage loan interest rate adjustments, making restitution to borrowers, where necessary; and (iv) correct certain other technical violations of the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act and the Expedited Funds Availability Act. The Bank complied with the terms of the Agreement, and made restitution to certain borrowers totaling $41,000 in fiscal 1993. Subsequent to the completion of an OTS examination in August 1994, the Bank requested a release from the Agreement. Based upon continued compliance with its requirements, the OTS terminated the Agreement on November 9, 1994.

      Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of these regulations, Tier 1 capital has the same definition as core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the rule requiring the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for subscribed for mortgage servicing rights and subscribed for credit card relationships.

      Both core and tangible capital are further reduced by an amount equal to a gradually increasing percentage of the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and depository institutions or holding companies therefor. At June 30, 1996, Illinois Guarantee had no such investments.

      Adjusted total assets for purposes of the core and tangible capital requirements are a savings institution's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rated portion of the assets of subsidiaries in which the savings institution holds a minority interest and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital, as well as a pro rated portion of the assets of other subsidiaries for which netting is not fully required under the phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At June 30, 1996, Illinois Guarantee's adjusted total assets for purposes of the core and tangible capital requirements, were $46.2 million.

      In determining compliance with the risk-based capital requirements, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loan and lease loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings institution's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of June 30, 1996, Illinois Guarantee had $49,000 in equity investments for which OTS regulations required a phased deduction from total capital after July 1, 1990.

      The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and U.S. government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

     Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. One- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and average annual occupancy rates of at least 80% and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. As of June 30, 1996, Illinois Guarantee's risk-weighted assets were approximately $28.9 million.

             The table below provides information with respect to Illinois Guarantee's compliance with its regulatory capital requirements at June 30, 1996.


                                                                   Percent
                                                                     of
                                                      Amount       Assets(2)
                                                      ------       --------
                                                      (Dollars in thousands)

     Tangible capital (1)...................         $ 7,111        15.41%
     Tangible capital requirement...........             692         1.50
                                                     -------        -----
       Excess...............................         $ 6,419        13.91%
                                                     =======     ========

     Tier 1/Core capital....................         $ 7,111        15.41%
     Tier 1/Core capital requirement (3)....           1,383         3.00
                                                    --------        -----
       Excess...............................         $ 5,728        12.41 %
                                                    ========     ========

     Tier 1 Risk-Based Capital..............         $ 7,111        24.61%
     Tier 1 Risk-Based Capital Requirement..           2,312         8.00
                                                    --------        -----
       Excess...............................         $ 4,799        16.61%
                                                    ========     ========

     Risk-based capital.....................         $ 7,338        25.57%
     Risk-based capital requirement (4).....           2,312         8.00
                                                    --------        -----
       Excess...............................         $ 5,026        17.57%
                                                    ========     ========

    _____________
     (1)     Reconciliation from GAAP capital to tangible capital:
                                                               (In thousands)

             GAAP capital.......................................   $7,302
             Real estate held for investment....................      (49)
             Unrealized gains on available-for-sale securities..     (142)
                                                                   ------
                                                                   $7,111

     (2) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purpose of the risk-based capital requirement.
     (3) The core requirement applicable to the Bank may increase if the OTS amends its capital regulations, as it has proposed, in response to the more stringent leverage ratio recently adopted by the Office of the Comptroller of the Currency for national banks.
     (4) Represents the total capital required at June 30, 1996. Does not reflect any additional capital requirement as a result of the recently adopted OTS regulation regarding the interest rate risk component of capital.


             The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3.0% for savings institutions rated composite 1 under the OTS CAMEL examination rating system. For all other savings institutions, the minimum core capital will be from 4.0% to 5.0%. In determining the amount of additional core capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings institution through the supervisory process on a case-by-case basis.

          The risk-based capital standards of the OTS require institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than 2.0% of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

          The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank does not have more than a normal level of interest rate risk under OTS rule and has not been required to increase its total capital as a result of such rule.

          In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director of the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of the OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director of the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

          At June 30, 1996, Illinois Guarantee exceeded all regulatory minimum capital requirements.

          Liquidity Requirements. The Bank is required under OTS regulations to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board reserve requirements, time and savings deposits in certain institutions, obligations of the United States and states and political subdivisions thereof, shares in certain mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to pre-arranged sale within one year) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank for the month of June 1996 was 14.38% with respect to liquid assets and 10.53% with respect to short-term liquid assets.

          Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender Test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations:
     (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

          To meet the QTL Test, an institution's "Qualified Thrift Investments"
     must represent 65% of "portfolio assets."   Under OTS regulations,
     portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities, or for financing small businesses in "credit-needy" areas. A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status is permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings institution must convert to a commercial bank.

          At June 30, 1996, Illinois Guarantee had in excess of 25.14% of assets invested in Qualified Thrift Investments as then defined. It is expected that the Bank will continue to qualify as a Qualified Thrift Lender, although there can be no assurance that it will do so.

          Dividend Restrictions. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, Illinois Guarantee, as a savings institution subsidiary of a savings and loan holding company, will be required by OTS regulations to provide at least 30 days prior notice to the OTS of any proposed declaration of dividends to the Company.

          OTS regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters, or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded regulatory requirements at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need[ of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. At June 30, 1996, the Bank qualified as a Tier 1 Association.

          All savings institutions, including the Bank, are prohibited from making any capital distributions if after making the distribution, they would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. See "--Prompt Corrective Regulatory Action." The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

          Deposit Insurance. The Bank is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the Savings Association Insurance Fund ("SAIF"). Through December 31, 1997, the assessment rate shall not be less than 0.23%. After December 31, 1997, the SAIF assessment rate will be a rate determined by the FDIC to be appropriate to increase the reserve ratio of the SAIF to 1.25% of insured deposits or such higher percentage of insured deposits that the FDIC determines to be appropriate but not less than 0.15%.

          Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and
     supervisory evaluations.   Based on the data reported to regulators for the
     date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF-insured institutions ranges from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C.

          The FDIC also administers the Bank Insurance Fund ("BIF") which has the same designated reserve ratio as the SAIF (currently 1.25%). In 1995, the FDIC amended the BIF risk-based assessment schedule and lowered the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to a range of from 0.31% of insured deposits for undercapitalized BIF-insured institutions to the statutory minimum of $2,000 for well-capitalized institutions, which constitute over 90% of BIF-insured institutions. The FDIC has indicated that the assessment rate for SAIF-insured institutions will not fall below 0.23% of insured deposits until approximately the year 2002. The decrease in BIF assessments created a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings institutions like the Bank, at a significant competitive disadvantage to BIF-insured institutions.

          To alleviate this disparity, one proposal being considered by the U.S. Department of Treasury, the FDIC and the U.S. Congress provides a one-time assessment of approximately 65 basis points be imposed on all SAIF-insured deposits to cause the SAIF to reach its designated reserve ratio. Once this occurs, the two funds would be merged into one fund. There can be no assurance that this proposal or any other proposal will be implemented or that premiums for either fund will not be adjusted in the future by the FDIC or legislative action.

          The payment of a special assessment would severely and negatively impact the Bank's results of operations, resulting in a change of up to $340,000, after adjusting for tax benefits. However, if such a special assessment is imposed and the SAIF is recapitalized, it could have the effect of reducing the Bank's insurance premiums in the future, thereby creating equal competition between BIF-insured and SAIF-insured institutions.

          The Bank is prohibited under current federal law from converting from SAIF to BIF insurance. Under federal statute, the prohibition on conversion from SAIF to BIF insurance will continue until such time as the SAIF's ratio of reserves to insured deposits equals 1.25%. Based on projections published by the FDIC, absent a special assessment, the SAIF reserve ratio is not expected to reach 1.25% for a number of years.

          The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, would not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings institution is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

          Limits on Loans to One Borrower. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the savings institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus, to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are excepted from the lending limits, including loans secured by savings deposits.

          At June 30, 1996, the maximum amount that Illinois Guarantee could have loaned to any one borrower without prior to OTS approval was $1.1 million. At such date, the largest aggregate amount of loans that Illinois Guarantee had outstanding to any one borrower and their related interests was $748,000.

          Transactions with Affiliates. Transactions between a savings institution and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates in an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may
     (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of an affiliate, except for affiliates which are subsidiaries of the savings institution.

          Savings institutions are also subject to the restrictions contained in
     Section 22(h) of the Federal Reserve Act and the Federal Reserve's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Regulation O prescribes the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further,
     Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

          Savings institutions are further subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of the institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers.
     Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

          Real Estate Lending Policies. Under OTS regulations, savings associations must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies of savings institutions must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking agencies.

          The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one-to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

          The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. Government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

          The Bank believes that its current lending policies conform to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

          Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Chicago, the Bank is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Chicago, whichever is greater. Illinois Guarantee was in compliance with this requirement with investment in FHLB of Chicago stock at June 30, 1996, of $214,000. The FHLB of Chicago serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Chicago. Long-term advances may only be made for the purpose of providing funds for residential housing finance. The Bank had $1.6 million in advances outstanding from the FHLB of Chicago with $7,000 of accrued interest payable as of June 30, 1996. The advances consisted of a one year fixed rate advance maturing April 29, 1997 at 5.93% rate of interest, payable monthly, in the amount of $790,000, a one year fixed rate advance maturing May 16, 1997 at 5.98% rate of interest, payable monthly, in the amount of $468,000, and a daily advance of $350,000 at 5.50% rate of interest which can adjust daily. The Bank received its first daily advance on June 18, 1996 for $200,000 and had additional borrowing on June 24, 1996 for $350,000.

          Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their net transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1996, the Bank met its reserve requirements.

     Prompt Corrective Regulatory Action

          General.   Under the Federal Deposit Insurance Corporation Improvement
     Act of 1991 ("FDICIA") federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days;
     (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities and possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

          The federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under such regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a depository institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level is deemed "well-capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater;
     (ii) a Tier 1 risk-based capital ratio of 6% or greater; and (iii) a leverage ratio of 5% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well-capitalized and has: (i) a total risk-based capital ratio of 8% or greater;
     (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or
     (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6%; or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" depository institution is defined as a depository institution that has a ratio of "tangible equity" to total assets that is equal to or less than 2%. "Tangible equity" is defined as core capital plus the institution's outstanding cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the depository institution is in an unsafe or unsound condition or if the OTS determines that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. As of June 30, 1996, the Bank was classified as "well-capitalized" under the prompt corrective action regulations.

          Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS and Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

          Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS and Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

     Regulation of the Company

          General. The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealing with the Company and affiliates thereof. The Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities Exchange Commission ("SEC") under federal securities laws.

          Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institution, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates, and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings institution requalifies as a Qualified Thrift Lender within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See " --Qualified Thrift Lender Test."

          If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution,
     (v) acting as trustee under deeds of trust, (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

          Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS,
     (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance," the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets, there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the Federal Reserve Act. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

          The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

          The OTS has recently amended its regulations to permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal savings institution qualifies as a "domestic building and loan institution" under

     (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the savings institution in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or
     (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the savings institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the savings institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

          The Bank Holding Company Act of 1956 authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. In approving such an application, the Federal Reserve Board may not impose any restriction on transactions between the savings institution and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

          A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual deposit growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

                                    TAXATION
     General

          The Company and its subsidiaries will file a consolidated federal income tax return on a June 30 fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     Federal Taxation

          Savings institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. However, institutions such as Illinois Guarantee which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Illinois Guarantee has elected to use the method which results in the greatest deduction for federal income tax purposes which historically has been the percentage of taxable income method.

          Legislation that is effective for tax years beginning after December 31, 1995 would require savings associations to recapture into taxable income the portion of the tax loan reserve that exceeds the 1987 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use either the experience method or the specific charge-off method of accounting for bad debts.

          Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage, which Congress had reduced from as much as 60% in prior years to 8.0% of taxable income, with certain adjustments, for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% but more than 60% of the total dollar amount of the assets of an institution qualified within certain designated categories. The Tax Reform Act of 1986 (the "1986 Act") eliminated this scale down provision, and for all years after 1986 an 8% percentage bad debt deduction could be taken as long as not less than 60% of the total dollar amount of the assets of an institution falls within such categories. In the event the percentage of assets in the designated categories fell below 60%, the institution was required to recapture, generally over a period of up to four years, its existing bad debt reserve, although net operating loss carryforwards could be used to offset such recapture.

          The bad debt deduction under the percentage of taxable income method was limited to the extent that (i) the amount accumulated in reserves for qualifying real estate loans did not exceed 6.0% of such loans outstanding at the end of the taxable year and (ii) the amount when added to the bad debt reserve for losses on nonqualifying loans, equaled the amount by which 12.0% of total deposits or withdrawable accounts of depositors at year-end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year. The percentage bad debt deduction under the percentage of taxable income method was reduced by the deduction for losses on nonqualifying loans.

          Earnings appropriated to Illinois Guarantee's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless Illinois Guarantee includes the amount in taxable income, along with the amount deemed necessary to pay the resulting federal income tax. As of June 30, 1996, Illinois Guarantee had approximately $181,000 of accumulated earnings for which federal income taxes have not been provided.

          Illinois Guarantee's federal income tax returns have not been audited in the last five years.

          For additional information regarding federal income taxes, see Notes A and J of Notes to Consolidated Financial Statements.

     State Taxation

          The State of Illinois has a corporate income tax which subjects the Company's Illinois taxable income to a 4.8% tax and a Personal Property Replacement tax of 2.5%. However, by virtue of statutory provisions relative to a calculations of taxes assessed against corporations, such corporations do not pay state income tax in years in which income on United States Government securities exceeds taxable income.

          For additional information regarding taxation, see Note J of Notes to Consolidated Financial Statements.

                                   EMPLOYEES
                                   ---------

          At June 30, 1996, Illinois Guarantee had 17 full-time and three part-time employees. The Company has no separate employees, except those of the Bank. None of Illinois Guarantee's employees is represented by a collective bargaining agreement. Illinois Guarantee believes that it enjoys good relations with its personnel.

     Executive Officers of the Company and the Bank

          The Bank has made significant changes in its management personnel. For more information, see "Changes in Key Management Personnel." The current management of the Bank is described below.

          John H. Leonard has been in the financial institutions industry for more than 21 years and currently serves as Senior Vice President and Chief Credit Officer, a position he has held since May 1996. Prior to that time, Mr.

     Leonard was Assistant Vice-President/Commercial Loan Officer of Citizens Bank of Illinois in Effingham, Illinois. He is a Director for the Effingham Chamber of Commerce and a Director for the Effingham Family YMCA.

          Gerald E. Ludwig is owner of Ludwig Medical, Inc., a manufacturer of plastic disposable medical devices. Mr. Ludwig was elected Chairman of the Board and Chief Executive Officer of the Bank on April 18, 1995. Mr. Ludwig also serves as Chairman of the Company.

          Douglas A. Pike has been in the financial institutions industry for more than 11 years and joined the Bank in February 1995 as Vice President of Lending. Mr Pike was appointed President and Chief Operating Officer of the Bank on June 20, 1995. Prior to joining the Bank, he served as loan officer of Effingham State Bank and, prior to that, as consumer loan officer of First National Bank of Effingham, both in Effingham, Illinois. Mr. Pike is a Commissioner for the Effingham City Council, and a Director for the Effingham County Community Development Corporation. Mr. Pike also serves as President of the Company.

          Ronald R. Schettler has been in the financial institutions industry for more than 28 years, and currently serves as Senior Vice President of the Bank in charge of administration and investments, a position he has held since joining the Bank in June 1995. Prior to that time, Mr. Schettler was Vice President of Effingham State Bank in Effingham, Illinois. He is a member of the United Methodist Church, the Scottish Rite, the Effingham Chamber of Commerce and the Master Masons. Mr. Schettler also serves as director of the Company.

     Item 2.  Description of Property
     --------------------------------

          The following table sets forth certain information at June 30, 1996 regarding Illinois Guarantee's office facility, which is owned by Illinois Guarantee, and certain other information relating to this property at that date. As noted below, Illinois Guarantee also holds title to property adjoining the main office in Effingham, Illinois.


                             Year Completed   Square Footage  Net Book Value
                             --------------   --------------  --------------
     Main Office:

      210 E. Fayette Avenue
      Effingham, Illinois           1970           2,940          $233,000


               At June 30, 1996, the net book values of Illinois Guarantee's computer equipment and other furniture, fixtures and equipment totalled $284,000. For more information, see Note F of Notes to Consolidated Financial Statements.

               During 1995, the Bank also purchased, for $375,000, land on which it would construct its new branch office. This office is expected to open in the fourth calendar quarter of 1996. The total cost of the new branch office is currently estimated to be $1.4 million. See "Item 1. -- Description of Business -- New Business Strategies."

     Item 3.  Legal Proceedings
     --------------------------

               Although Illinois Guarantee, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which Illinois Guarantee or its subsidiary is a party or to which any of their property is subject.

     Item 4.  Submission of Matters to a Vote of Security-Holders
     ------------------------------------------------------------

               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                      PART II

     Item 5.  Market for the Registrant's Common Stock and Related Stockholder
     -------------------------------------------------------------------------
     Matters
     -------

               The information contained under the section captioned "Market Information" in the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see Item
     1.  "Business -- Regulation -- Dividend Limitations."

     Item 6.  Management's Discussion and Analysis or Plan of Operation
     ------------------------------------------------------------------

               The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

     Item 7.  Financial Statements
     -----------------------------

               The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.


     Item 8.  Changes in and Disagreements with Accountants on Accounting and
     ------------------------------------------------------------------------
     Financial Disclosure
     --------------------

               Not applicable.


                                    PART III

     Item 9.  Directors and Executive Officers of the Registrant; Compliance
     -----------------------------------------------------------------------
     with Section 16(a) of the Exchange Act
     --------------------------------------

               The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

               For information regarding delinquent filers and the disclosure required pursuant to Item 405 of Regulation S-K, reference is made to "Voting Securities and Principal Holders Thereof" in the Proxy Statement which information is incorporated herein by reference. [To be revised, if no delinquent filers.]


     Item 10.  Executive Compensation
     --------------------------------

               The information contained under the section captioned "Proposal I--Election of Directors -- Executive Compensation the Proxy Statement is incorporated herein by reference.


     Item 11.  Security Ownership of Certain Beneficial Owners and Management
     ------------------------------------------------------------------------

     (a) and (b) The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

     (c) Management knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.


     Item 12.  Certain Relationships and Related Transactions
     --------------------------------------------------------

          The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.


                                    PART IV

     Item 13.  Financial Statement Schedules, and Reports on Form 8-K
     ----------------------------------------------------------------

     (a)  1.   Independent Auditors' Report (incorporated by reference to the
               Annual Report)

               Consolidated Financial Statements (incorporated by reference to the Annual Report)

               (a) Consolidated Statements of Financial Condition at June 30, 1996 and 1995

               (b) Consolidated Statements of Earnings for the Years Ended June 30, 1996 and 1995

               (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1996 and 1995

               (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 1996 and 1995

               (e)  Notes to Consolidated Financial Statements.

          2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

          3.   Exhibits and Index to Exhibits

               (a)    Exhibits
               The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-KSB.


                                                                 Page No.
                                                                 in Sequentially
 No.                         Description                         Numbered Copy
---------------------------  ----------------------------------  -------------

(3a)                         Articles of Incorporation of          *
                             Illinois Community Bancorp, Inc.

(3b)                         Bylaws of Illinois Community          *
                             Bancorp, Inc.

(4)                          Common Stock Certificate of           *
                             Illinois Community Bancorp, Inc.

(10a)                        Illinois Community Bancorp, Inc.      *
                             Stock Option Plan

(10b)                        Illinois Community Bancorp, Inc.
                             Management
                             Recognition Plan                      *

(10c)                        Retirement Plan for Non-employee      *
                             Directors

(10d)                        Profit Sharing Plan                   *

(10e)                        Employment Agreement between the      *
                             Bank and Douglas A. Pike
                             dated January 16, 1996

(10f)                        Employment Agreement between the
                             Bank and Ronald R. Schettler
                             dated January 16, 1996                *

(10g)                        Employment Agreement between the
                             Bank and John H. Leonard
                             dated May 13, 1996

(13)                         Annual Report to Stockholders for
                             the Fiscal Year Ended June 30,
                             1996

(21)                         Subsidiaries of the Registrant

(27)                         Financial Data Schedule

----------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-4 (333-3322) filed with the Securities and Exchange Commission on April 9, 1996.


(b) During the last quarter of the fiscal year ended June 30, 1996, the Bank did not file any Current Reports on Form 8-K.

(c)         All required exhibits are filed as attached.

(d)         No financial statement schedules are required.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ILLINOIS COMMUNITY BANCORP, INC.

     Date:    September 30, 1996  By: /s/ Gerald E. Ludwig
                                      -----------------------------------------
                                          Gerald E. Ludwig
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          Duly Authorized Representative

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By: /s/ Gerald E. Ludwig                         Date: September 30, 1996
         -------------------------------------
         Gerald E. Ludwig
         Chairman of the Board and Chief
         Executive Officer
         (Principal Executive Officer)


     By: /s/ Michael F. Sehy                          Date: September 30, 1996
         -------------------------------------
         Michael F. Sehy
         Vice Chairman of the Board


     By: /s/ Douglas A. Pike                          Date: September 30, 1996
         -------------------------------------
         Douglas A. Pike
         Director and President (Principal
         Financial and Accounting Officer)


     By: /s/ Milton Hinkle                            Date: September 30,1996
         -------------------------------------
         Milton Hinkle
         Director


     By: /s/ Frederick C. Schaefer                    Date: September 30, 1996
         -------------------------------------
         Frederick C. Schaefer
         Director


     By: /s/ Ernest E. Garbe                          Date: September 30, 1996
         -------------------------------------
         Ernest E. Garbe
         Director


     By: /s/ Garrett M. Andes, II                     Date: September 30, 1996
         -------------------------------------
         Garrett M. Andes, II
         Director

                           INDEX TO EXHIBITS



               (3a)   Articles of Incorporation of Illinois Community Bancorp,
                      Inc.
               (3b)   Bylaws of Illinois Community Bancorp, Inc.
               (4)    Common Stock Certificate of Illinois Community Bancorp,
                      Inc.
               (10a)  Illinois Community Bancorp, Inc. Stock Option Plan
               (10b)  Illinois Community Bancorp, Inc. Management
                      Recognition Plan
               (10c)  Retirement Plan for Non-employee Directors
               (10d)  Profit Sharing Plan
               (10e) Employment Agreement between the Bank and Douglas A. Pike dated January 16, 1996
              (10f) Employment Agreement between the Bank and Ronald R. Schettler dated January 16, 1996
               (10g) Employment Agreement between the Bank and John H. Leonard dated May 13, 1996
               (13) Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996
               (21)   Subsidiaries of the Registrant
               (27)   Financial Data Schedule