Form 10QSB
period 1996-09-30
ILLINOIS COMMUNITY BANCORP INC
filed 1996-11-13
CIK 1011941

                        SECURITY AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
 ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996
                                       ------------------

                                      OR

 (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________

                              OTS Docket No. 6332

                       ILLINOIS COMMUNITY BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         United States                                 37-1361560
-------------------------------------        -------------------------------
    (State or other jurisdiction               (I.R.S. Employer ID Number)
  of incorporation or organization)


 210 E. Fayette, Effingham, Illinois          62401
-------------------------------------------------------
(Address of principal executive offices)    (Zip code)


 Registrant's telephone number, including area code       (217) 347-7127
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: Registrant is successor to Illinois Guarantee Savings Bank, FSB, whose shares were previously registered with the Office of Thrift Supervision).

                    YES      X               NO
                         ----------              ----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                         Shares outstanding at November 10, 1995
-------------------------------          ---------------------------------------
Common Stock, Par Value $1.00                              502,550

Traditional Small Business Disclosure Format (check one):
  Yes  X     No
      ---       ---

                        ILLINOIS COMMUNITY BANCORP, INC.

                              Index to Form 10-QSB


PART I FINANCIAL INFORMATION                                              PAGE NO.
      Item 1.  Financial Statements

               - Consolidated Statements of Financial Condition              1

               - Consolidated Statements of Income                           2

               - Consolidated Statement of Stockholders' Equity              3

               - Consolidated Statement of Cash Flows                        4

               - Notes to Consolidated Financial Statements                  6


      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8


PART II OTHER INFORMATION

      Item 1.  Legal Proceedings                                            12

      Item 2.  Changes in Securities                                        12

      Item 3.  Defaults Upon Senior Securities                              12

      Item 4.  Submission of Matters to a Vote of Security Holders          12

      Item 5.  Other Information                                            12

      Item 6.  Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                  13

                        ILLINOIS COMMUNITY BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                           September 30      June 30
                                                           ------------    -----------
                                                               1996           1996
                                                           ------------    -----------
                                                             Unaudited       Audited
                                                           ------------    -----------
               ASSETS                                                (1,000's)
                                                           ---------------------------
Cash and Cash Equivalents:
  Cash                                                     $      814      $      267
  Interest bearing deposits                                        10             140
                                                           ----------      ----------
    Total Cash and Cash Equivalents                               824             407

Securities available for sale, amortized cost of
 $5,562 and $5,898 at September 30, 1996 and
 June 30, 1996, respectively                                    5,821           6,108
Securities held to maturity, estimated market
 value of $398 and $299 at September 30, 1996 and
   June 30, 1996, respectively                                    398             299
Mortgage-backed securities available for sale,
 amortized cost of $1,684 and $1,766 at September 30, 1996
 and June 30, 1996, respectively                                1,694           1,773
Loans receivable, net                                          39,308          36,069
Accrued interest receivable                                       332             309
Premises and equipment, net                                     1,605           1,262
Real estate held for sale                                          49              49
Prepaid income taxes                                               47               0
Other assets                                                      150             145
                                                           ----------      ----------

            Total Assets                                   $   50,228      $   46,421
                                                           ==========      ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                   $   38,325      $   36,548
Advances from Federal Home Loan Bank                            3,758           1,608
Other borrowings                                                  346             356
Advances from borrowers for taxes and insurance                    25              91
Accrued interest payable                                          110             103
Accrued income taxes                                                0              41
Deferred income taxes                                              41              16
Other liabilities                                                 446             356
                                                           ----------      ----------
    Total Liabilities                                          43,051          39,119
                                                           ----------      ----------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $1.00 par value; authorized 1,000,000
    shares 502,550 shares issued and outstanding                  503             503
  Paid-in capital                                               4,066           4,066
  Retained earnings                                             2,779           2,947
  Unrealized gain on securities held available for sale           175             142
  Unearned employee stock ownership plan                   (      346)     (      356)
                                                           ----------      ----------
    Total Stockholders' Equity                                  7,177           7,302
                                                           ----------      ----------

    Total Liabilities and Stockholders' Equity             $   50,228      $   46,421
                                                           ==========      ==========

                        ILLINOIS COMMUNITY BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                           Three Months Ended
                                                              September 30
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
                                                                (1,000's)
                                                           -------------------
Interest income:
  Interest on loans                                        $    772   $    467
  Interest and dividends on securities                          123        200
                                                           --------   --------
    Total interest income                                       895        667

Interest expense:
  Interest on deposits                                          443        410
  Interest on Federal Home Loan Bank advances                    45          0
  Interest on other borrowings                                    6          0
                                                           --------   --------
    Total interest expense                                      494        410
                                                           --------   --------

    Net interest income                                         401        257

Provision for loan losses                                        82          0
                                                           --------   --------

    Net interest income after provision for loan losses         319        257
                                                           --------   --------

Non-interest income:
  Other fees                                                     21          6
  Insurance commissions                                           0          2
  Other                                                          11          9
                                                           --------   --------
    Total other income                                           32         17
                                                           --------   --------

Non-interest expense:
  Compensation and employee benefits                            199         90
  Occupancy and equipment                                        51         24
  Data processing                                                24         19
  Audit, legal and other professional                            40          5
  SAIF deposit insurance                                         20         21
  SAIF assessment                                               211          0
  Advertising                                                     9         12
  Other                                                          46         37
                                                           --------   --------
                                                                600        208
                                                           --------   --------

   Income before income taxes                              (    249)        66

Provision for (benefit from) income taxes                  (     81)        28
                                                           --------   --------

   Net Income (Loss)                                       ($   168)  $     38
                                                           ========   ========

Earnings Per Share:                                        ($   .36)  $   N/A
                                                           ========   ========

                       ILLINOIS COMMUNITY BANCORP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                                           Unrealized
                                                                             Gain
                                                               Unearned    (Loss) on
                                                               Employee    Securities
                                                                Stock      Available
                                   Common  Paid-in  Retained   Ownership      For
                                   Stock   Capital  Earnings     Plan      Sale, Net    Total
                                   ------  -------  --------   ---------   ----------  -------
                                                               (1,000's)
                                   -----------------------------------------------------------
Balance at June 30, 1996           $  503  $ 4,066   $ 2,947   ($   356)   $      142   $7,302

Net income                              0        0  (    168)         0             0  (   168)

Change in unrealized gain on
  securities available for sale         0        0         0          0            33       33

Shares released for allocation                                       10                     10
                                   ------  -------  --------   --------    ----------  -------

Balance at September 30, 1996      $  503  $ 4,066   $ 2,779   ($   346)   $      175   $7,177
                                   ======  =======  ========   ========    ==========  =======


                       ILLINOIS COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Three Months Ended
                                                                           September 30
                                                                ---------------------------------
                                                                     1996                1995
                                                                --------------       ------------
Operating activities:
   Net income (loss)                                              $     (168)        $         38
   Adjustments to reconcile net income to net
    cash provided by operating activities
     Provision for depreciation                                           17                    7
     Provision for loan losses                                            82                    0
     Net amortization and accretion of securities                          1                    1
     Decrease (increase) in accrued interest receivable                  (23)                   9
     Increase in other repossessed property                                0                   (2)
     Decrease (increase) in other assets                                  (5)                 133
     Increase (decrease) in accrued interest payable                       7                  (20)
     Increase (decrease) in accrued income taxes                         (88)                  61
     Increase in deferred income taxes                                    25                    0
     Increase in other liabilities                                        90                   84
     Dividends on investments                                            (39)                 (32)
     ESOP benefit expense                                                 10                    0
                                                                  ----------         ------------
       Net cash provided by operating activities                         (91)                 279
                                                                  ----------         ------------

Investing activities:
   Proceeds from securities held to maturity
     and certificates of deposit                                           0                2,187
   Proceeds from matured securities available for sale                   800                    0
   Purchase of securities held to maturity
    and certificates of deposit                                          (99)                (248)
   Purchase of securities available for sale                            (427)                   0
   Increase in loans receivable                                       (3,338)              (3,439)
   Repayment of mortgage-backed securities                                82                  104
   Purchase of premises and equipment                                   (360)                (119)
                                                                  ----------         ------------

       Net cash used in investing activities                          (3,342)              (1,515)
                                                                  ----------         ------------

                       ILLINOIS COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months Ended
                                                         September 30
                                                      ------------------
                                                        1996       1995
                                                      -------    -------
Financing activities:
 Net increase (decrease) in deposits                  $ 1,776    $   (45)
 Advances from Federal Home Loan Bank                   2,150          0
 Decrease in advances from borrowers
  for taxes and insurance                                 (66)      (157)
 Proceeds from Employee Stock Ownership Plan note           0        392
 Repayment Employee Stock Ownership Plan loan             (10)         0
 Proceeds from issuance of common stock                     0        503
 Additional paid-in capital                                 0      4,060
 Purchase of employee stock ownership plan stock            0       (402)
                                                      -------    -------

  Net cash provided by financing activities             3,850      4,351
                                                      -------    -------

  Increase (decrease) in cash and cash equivalents        417      3,115

Cash and cash equivalents at beginning of period          407      1,590
                                                      -------    -------

Cash and cash equivalents at end of period            $   824    $ 4,705
                                                      =======    =======
Supplemental Disclosures:
  Additional Cash Flows Information:
    Cash paid for:
     Interest on deposits, advances and other
      borrowings                                      $   437    $   430
    Income taxes:
     Federal                                          $     0    $   (33)

Unrealized gain on securities available for sale      $    51    $    (3)

                        ILLINOIS COMMUNITY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Illinois Community Bancorp, Inc. (the Company) and its wholly owned subsidiary, Illinois Guarantee Savings Bank, FSB (the Savings Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Savings Bank's annual report on Form 10-KSB for the year ended June 30, 1996. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1995, and the results of its operations and cash flows for the three months ended September 30, 1996 and 1995.

     Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

(2)  Stock Conversion
     ----------------

     On September 28, 1995, the Savings Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank through the sale of issuance of 502,550 shares of $1 par value common stock at a price of $10 per share, resulting in gross proceeds of $5,025,500. After reducing gross proceeds for conversion costs of $462,500, net proceeds totaled $4,563,000.

     In conjunction with the conversion, an employee stock ownership plan established by the Savings Bank borrowed $402,040 from a third party to purchase 40,204 shares of common stock issued by the Savings Bank. As of September 30, 1996, the outstanding loan balance is recorded as a liability and, a corresponding amount is reflected as a reduction to stockholders' equity.

(3)  Bank Holding Company
     --------------------

     On July 23, 1996, the shareholders' of Illinois Guarantee Savings Bank approved the formation of a single bank holding company, Illinois Community Bancorp, Inc. The reorganization was consummated on September 27, 1996. The Company formed two subsidiary corporations to conduct business as a leasing corporation and a financial services corporation. The Company anticipates these corporations not to have a material effect on the consolidated operations of the Company during the 1997 fiscal year.

(4)  Earnings Per Share
     ------------------

     The 502,550 shares of common stock were issued on September 28, 1995; accordingly, earnings per share for the periods prior to September 30, 1995 are not applicable.

     Only ESOP shares that are committed to be released are considered outstanding for earnings per share calculations. Earnings per share have been calculated based on 466,969 shares for the three months ending September 30, 1996.

                       ILLINOIS COMMUNITY BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Employee Stock Ownership Plan
     -----------------------------

     In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired $40,204 shares of $1 par value common stock at the subscription price of $10.00 per share. The Savings Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Savings Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Savings Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $10,000 and $0 for the three months ended September 30, 1996 and 1995, respectively.

(5)  Employee Stock Ownership Plan, Concluded
     ----------------------------------------

     The ESOP shares at September 30, 1996 were as follows:

     Allocated shares                       $   1,005
     Shares released for allocation             3,618
     Unallocated shares                        35,581
                                            ---------

     Total ESOP shares                      $  40,204
                                            =========

     Fair value of unallocated shares       $ 426,972
                                            =========

(6)  New Facility
     ------------

     The Savings Bank anticipates the completion of their new branch facility in December of 1996. Projections of total costs for this facility and related equipment amounts to $1.8 million, with $1.1 million of this cost incurred as of September 30, 1996.

                       ILLINOIS COMMUNITY BANCORP, INC.

   Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations


General

The holding company reorganization was not consummated until September 27, 1996.
  Therefore, the discussion in this Form 10-QSB relates to the operations of the Savings Bank.

The principal business of the Savings Bank consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Effingham, Illinois and surrounding areas. The Savings Bank engages in various forms of consumer and commercial lending and invests in mortgage-backed U.S. Government and federal agency securities, local municipal issues, and interest-bearing deposits. The Savings Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances.

The Savings Bank's profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of late charges and other fees. Noninterest expense consists of salaries and benefits, occupancy related expenses, deposit insurance premiums paid to the SAIF, and other operating expenses.

The operations of the Savings Bank, and savings associations in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

Business Strategy

The business strategy is to operate as a well capitalized, profitable and independent community savings bank dedicated to financing home ownership and consumer needs in its primary market area of Effingham County, Illinois ("Primary Market Area"). The Savings Bank has implemented this strategy by:
  (1) closely monitoring the needs of customers and providing quality service;
  (2) emphasizing consumer-oriented banking by originating construction and permanent loans on residential and commercial real estate and consumer loans, and by offering other financial services and products; (3) improving and maintaining high asset quality; (4) maintaining capital in excess of regulatory requirements; and (5) managing interest rate risk by emphasizing the origination of loans with adjustable rates or shorter terms and investments in short-term and liquid investments. The Savings Bank has adopted various new business strategies intended to increase its presence in its Primary Market Area, thereby increasing its lending activities and sources of income. These steps include (i) instituting a marketing program to contact local realtors, builders, auto dealers and others in order to increase the origination of one-family to four-family residential loans, construction loans and permanent loans, secured by multi-family and commercial real estate, and consumer loans, including direct and indirect automobile loans through arrangements with local auto dealers; (ii) planning the opening of a new branch office expected to open in December 1996 in the northern section of its Primary Market Area, an area of Effingham, Illinois which is experiencing growth in commercial and retail activities, and is in close proximity to expanding residential area; (iii) installing automated teller machines (ATM's) at its main office and the new branch office, as well as other possible "stand alone" locations; and (iv) offering new products to its customers and potential customers, including home equity lending and debit card program.

                       ILLINOIS COMMUNITY BANCORP, INC.

   Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations


Liquidity and Capital Resources

The Savings Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable influenced by general interest rates, economic conditions and competition. The Savings Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Savings Bank's liquidity needs for the immediate future.

The Savings Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Savings Bank's liquidity ratios at September 30, 1996 and June 30, 1996 were 16.53% and 14.38%, respectively.

A portion of the Savings Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Savings Bank's operating, investing, lending and financing activities during any given period. At September 30, 1996 and June 30, 1996, cash and cash equivalents totaled $824,000 and $407,000, respectively.

Liquidity management is both a daily and long-term function of business management. If the Savings Bank requires funds beyond its ability to generate them internally, the Savings Bank may borrow additional funds from the FHLB. At September 30, 1996, the Savings Bank had $1.3 million in fixed term and fixed rate advances maturing in April and May of 1997 and $2.5 million in daily advances.

At September 30, 1996, the Savings Bank had outstanding commitments to originate loans of $818,000 for 1 to 4 family dwellings and $604,000 for other real estate. The Savings Bank had $419,000 in unused lines of credits and $300,000 of commercial letters of credit outstanding. The Savings Bank anticipates that it will have to borrow additional FHLB advances to meet its current loan origination commitments.

Regulatory Capital

Federally insured savings associations such as the Savings Bank are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 3% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighing based upon their relative risk ranging from 0% for assets based by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of September 30, 1996, the Savings Bank was in compliance with all of these capital requirements.

                       ILLINOIS COMMUNITY BANCORP, INC.

   Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

A reconciliation of stockholders' equity, as reported in the consolidated financial statements of the Savings Bank as of September 30, 1996, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                                                           Regulatory Capital
                                                                 -------------------------------------
                                                                 Tangible        Core      Risk-based
                                                                  Capital       Capital      Capital
                                                                 --------      ---------   -----------
   Stockholders' equity                                          $  7,077      $   7,077   $     7,077
   Less Real Estate Held For Sale                                      49             49            49
   Less Unrealized Gain On Securities Available for Sale              175            175           175
   Additional capital item - general loan loss reserves                 0              0           309
   Regulatory capital, as computed                                  6,853          6,853         7,162
   Minimum capital requirement                                        750          1,500         2,323
                                                                 --------      ---------   -----------

   Regulatory capital in excess of minimum
     capital requirement                                         $  6,103      $   5,353   $     4,839
                                                                 ========      =========   ===========

Financial Condition

The Savings Bank total assets increased $3.8 million, or 8.2%, from $46.4 million at June 30, 1996 to $50.2 million at September 30, 1996. The Savings Bank continues to experience loan growth and increased loan receivables by $3.3 million, or 9.0%, from $36.3 million at June 30, 1996 to $39.6 million at September 30, 1996. The Savings Bank anticipates loan growth to continue but at a reduced rate. Premise and equipment, net increased $343,000, or 27.2%, from $1.3 million at June 30, 1996 to $1.6 million at September 30, 1996 primarily from the construction of the new branch facility. Deposits increased $2.8 million, or 7.6%, from $36.5 million at June 30, 1996 to $39.3 million at September 30, 1996 from increase market awareness in the community. The deposit growth was not sufficient to meet the demands of loan originations and branch construction cost. The Savings Bank had to request addition advances from the FHLB in the amount of $2.2 million during the quarter to fund the loan originations and construction costs.

Results of Operations

Net loss for the three months ended September 30, 1996 was ($168,000) compared to $38,000 net income for the three months ended September 30, 1995. The decrease in net income resulted from provision for loan loss of $82,000 and increase in non-interest expense of $392,000, which includes SAIF special assessment of $211,000, which was partially offset by an increase in net interest income of $144,000 and benefit from income taxes of $109,000.

Net interest income for the three months ended September 30, 1996 was $401,000 compared to $257,000 for the three months ended September 30, 1995. The improvement was mainly attributable to the stock issuance on September 28, 1995 and the investment of such funds in interest-earning assets. The impact of the additional proceeds was improved by the increase in the interest rate spread from 2.09% in 1995 to 2.77% in 1996. The increase was due to a more significant increase in the yield on interest-earning assets as compared to the increase in cost of interest-bearing liabilities.

Interest income increased by $228,000 from $667,000 to $885,000 or by 34.2%, during 1996 compared to 1995. This increase resulted from the increase in interest earnings assets from the conversion proceeds and an increase experienced by the Savings Bank in the average yield on interest-earning assets to 7.79% in 1996 from 7.20% in 1996. This increase was reflective of the general increase in market interest rates that occurred and in higher yields on new loan origination as well as on existing ARM loans in the Savings Bank's portfolio.

                       ILLINOIS COMMUNITY BANCORP, INC.


  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


Interest expense increased $84,000 or 20.5%, to $494,000 for the three months ended September 30, 1996 from $410,000 for the same period in 1995. The increase was primarily attributable to the increase in interest bearing liabilities of 8.7 million, or 26.8%, from 32.5 million in 1995 to 41.2 million in 1996.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended September 30, 1996 and 1995, the Savings Bank's provision for loan losses was $82,000 and $0, respectively.

The Savings Bank's allowance for loan losses was $309,000 or .78% of loans receivable at September 30, 1996, compared to $227,000, or .63% of loans receivable at June 30, 1996. The Savings Bank's level of non-performing loans was 0.96% of total loans at June 30, 1996 compared to 0.93% as of September 30, 1996. Based on current reserve levels in relation to total loans receivable and classified assets and the identification and diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Noninterest income was $32,000 for the three months ended September 30, 1996.
  The increase in noninterest income was largely due to an increase in fees collected on loans and deposit accounts.

Noninterest expense increased from $208,000 for the three months ended September
  30, 1995 to $600,000 for the three months ended September 30, 1996. This fluctuation resulted from increases in compensation expense, occupancy, professional and SAIF assessments. The increase in compensation expense was in part the result of normal salary increases, coupled with both the hiring of an additional loan officer and other employees. The increase in occupancy expense was in part due to remodeling the existing building and in part due to increased depreciation expense on equipment purchased during the fiscal year ended June 30, 1996. The increase in professional expenses were primarily additional services performed in conjunction being a publicly held company. The SAIF assessment of $211,000 was a one time expense of all SAIF insured institutions to recapitalize this insurance fund.

The Savings Bank's effective tax rate for the three months ended September 30, 1996 and 1995 was approximately 33% and 41%, respectively.

Nonperforming Assets

At September 30, 1996, the Savings Bank had $417,000 nonperforming assets.  On
  June 30, 1996, the Savings Bank also had $400,000 nonperforming assets.

Impact of Inflation and Changing Prices

The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Savings Bank are monetary in nature. As a result, interest rates have a more significant impact on the Savings Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         On September 27, 1996, 502,550 shares of the registrant's common stock became registered with the Commission under the Securities Exchange Act of 1934, through the consummation of the reorganization of Illinois Guarantee Savings Bank, FSB into the holding company form of ownership. This transaction was more fully discussed in the registrants annual report on Form 10-KSB, as filed with the Commission on October 14, 1996.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         -----------------

         The Savings Bank is also considering converting from a federally chartered savings bank to a National Bank or Illinois Chartered Commercial Bank. Converting to a Commercial Bank or National Bank would allow the Savings Bank to more aggressively market the commercial and retail banking products described above.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Exhibits:

         Exhibit 27 -- Financial Data Schedule

         Reports on Form 8-K:

         None

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Illinois Guarantee Savings Bank FSB and Subsidiary


                              /s/ Douglas A. Pike
Date:  November 12, 1996      --------------------------------------
       -----------------      Douglas A. Pike

                              President and Chief Operations Officer



Date:  November 12, 1996      /s/ Ronald R. Schettler
       -----------------      --------------------------------------
                              Ronald R. Schettler

                              Senior Vice President and Chief Financial Officer