Form 10QSB
period 1996-12-31
ILLINOIS COMMUNITY BANCORP INC
filed 1997-02-13
CIK 1011941

                       SECURITY AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1996
                                      -----------------

                                      OR

 (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________________ to ____________________

                              OTS Docket No. 6332

                              ILLINOIS COMMUNITY BANCORP, INC.
       -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       United States                                   37-1361560
---------------------------                     ------------------------
  (State or other jurisdiction                 (I.R.S. Employer ID Number)
of incorporation or organization)

 210 E. Fayette, Effingham, Illinois           62401
------------------------------------------------------
(Address of principal executive offices)    (Zip code)


 Registrant's telephone number, including area code       (217) 347-7127
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

                                YES      X               NO   ___________
                                     ----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                      Shares outstanding at February 10, 1997
-----------------------------           ---------------------------------------
Common Stock, Par Value $0.01                          502,550

                       ILLINOIS COMMUNITY BANCORP, INC.

                             Index to Form 10-QSB

PART I FINANCIAL INFORMATION                                            PAGE NO.
     Item 1.   Financial Statements

               - Consolidated Statements of Financial Condition             1

               - Consolidated Statements of Income                          2

               - Consolidated Statement of Stockholders' Equity             3

               - Consolidated Statement of Cash Flows                       4

               - Notes to Consolidated Financial Statements                 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8

PART II OTHER INFORMATION

     Item 1.   Legal Proceedings                                           14

     Item 2.   Changes in Securities                                       14

     Item 3.   Defaults Upon Senior Securities                             14

     Item 4.   Submission of Matters to a Vote of Security Holders         14

     Item 5.   Other Information                                           14

     Item 6.   Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                                 15

                        ILLINOIS COMMUNITY BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                      December 31       June 30
                                                                      -----------     -----------
                                                                         1996             1996
                                                                      -----------     -----------
                                                                       Unaudited        Audited
                                                                      -----------     -----------
       ASSETS                                                                  (1,000's)
                                                                      ---------------------------
Cash and Cash Equivalents:
 Cash                                                                 $     1,377     $       267
 Interest bearing deposits                                                    378             140
                                                                      -----------     -----------
   Total Cash and Cash Equivalents                                          1,755             407

Securities available for sale, amortized cost of $7,415 and $7,664
  at December 31, 1996 and June 30, 1996, respectively                      7,728           7,881
Securities held to maturity, estimated market value of $398 and
  $299 at December 31, 1996 and June 30, 1996, respectively                   398             299
Loans receivable, net                                                      41,368          36,069
Accrued interest receivable                                                   348             309
Premises and equipment, net                                                 2,105           1,262
Real estate held for sale                                                      49              49
Prepaid income taxes                                                           30               0
Other assets                                                                  180             145
                                                                      -----------     -----------
      Total Assets                                                    $    53,961     $    46,421
                                                                      ===========     ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                              $    40,159     $    36,548
Advances from Federal Home Loan Bank                                        5,758           1,608
Other borrowings                                                              336             356
Advances from borrowers for taxes and insurance                                38              91
Accrued interest payable                                                      141             103
Accrued income taxes                                                            0              41
Deferred income taxes                                                          56              16
Other liabilities                                                             207             356
                                                                      ------------    -----------
    Total Liabilities                                                      46,695          39,119
                                                                      -----------     -----------
Commitments and Contingencies

Stockholders' Equity
 Common stock, $0.01 par value; authorized 4,000,000 shares
   502,550 shares issued and outstanding                                        5             503
 Paid-in capital                                                            4,684           4,066
 Retained earnings                                                          2,709           2,947
 Unrealized gain on securities held available for sale                        204             142
 Unearned employee stock ownership plan                               (       336)    (       356)
                                                                      -----------     -----------
   Total Stockholders' Equity                                               7,266           7,302
                                                                      -----------     -----------

   Total Liabilities and Stockholders' Equity                         $    53,961     $    46,421
                                                                      ===========     ===========

                       ILLINOIS COMMUNITY BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Three Months Ended         Six Months Ended
                                                    December 30               December 31
                                             ------------------------  -----------------------
                                                1996         1995         1996        1995
                                             -----------  -----------  ----------  -----------
                                                                  (1,000's)
                                             -------------------------------------------------
Interest income:
  Interest on loans                          $       830  $       550  $    1,602  $     1,017
  Interest and dividends on securities               120          195         243          395
                                             -----------  -----------  ----------  -----------
    Total interest income                            950          745       1,845        1,412
                                             -----------  -----------  ----------  -----------

Interest expense:
  Interest on deposits                               470          407         913          817
  Interest on Federal Home
    Loan Bank advances                                81            0         126            0
  Interest on other borrowings                         9            8          15            8
                                             -----------  -----------  ----------  -----------
    Total interest expense                           560          415       1,054          825
                                             -----------  -----------  ----------  -----------

    Net interest income                              390          330         791          587

Provision for loan losses                             15            0          97            0
                                             -----------  -----------  ----------  -----------

    Net interest income after
      provision for loan losses                      375          330         694          587
                                             -----------  -----------  ----------  -----------

Non-interest income:
  Other fees                                          28            6          49           12
  Insurance commissions                                0            0           0            2
  Other                                               10           14          21           23
                                             -----------  -----------  ----------  -----------
    Total other income                                38           20          70           37
                                             -----------  -----------  ----------  -----------

Non-interest expense:
  Compensation and employee benefits                 173          111         372          201
  Occupancy and equipment                             32           20          83           44
  Data processing                                     23           18          47           37
  Audit, legal and other professional                 34            7          74           12
  SAIF deposit insurance                              25           22          45           43
  SAIF assessment                                      0            0         211            0
  Advertising                                          9            9          18           21
  Other                                               43           35          89           72
                                             -----------  -----------  ----------  -----------
                                                     339          222         939          430
                                             -----------  -----------  ----------  -----------

    Income (loss) before income taxes                 74          128  (      175)         194

Provision for (benefit from)
  income taxes                                        24           31  (       57)          59
                                             -----------  -----------  ----------  -----------

    Net Income (Loss)                        $        50  $        97  ($     118) $       135
                                             ===========  ===========  ==========  ===========
Earnings (Loss) Per Share:                   $      0.11  $      0.21  ($    0.25) $      0.29
                                             ===========  ===========  ==========  ===========

                        ILLINOIS COMMUNITY BANCORP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                 Unrealized
                                                                                                    Gain
                                                                                   Unearned      (Loss) on
                                                                                   Employee      Securities
                                                                                     Stock        Available
                                        Common        Paid-in        Retained      Ownership         For
                                        Stock         Capital        Earnings        Plan         Sale, Net        Total
                                      ----------    -----------    -----------     ---------      ---------      ---------
                                                                                   (1,000's)
                                      ------------------------------------------------------------------------------------
Balance at June 30, 1996,
 bank only                            $      503    $     4,066    $      2,947    ($    356)     $     142      $   7,302

Net income (loss)                              0             17    (        135)           0              0      (     118)

Change in unrealized gain on
 securities available for sale                 0              0               0            0             62             62

Holding company formation and
 stock exchange with bank             (      498)           601    (        103)           0              0              0

Shares released for allocation                 0              0               0           20              0             20
                                      ----------    -----------    ------------    ---------      ---------      ---------

Balance at December 31, 1996          $        5    $     4,684    $      2,709    ($    336)     $     204      $   7,266
                                      ==========    ===========    ============    =========      =========      =========

                       ILLINOIS COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended           Six Months Ended
                                                             December 31                  December 31
                                                       ------------------------    ------------------------
                                                          1996          1995          1996          1995
                                                       ----------    ----------    ----------    ----------
                                                                             (1,000's)
                                                       ----------------------------------------------------
Operating activities:
 Net income (loss)                                     $       50    $       97    ($     118)   $      135
 Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for depreciation                                 16             8            33            15
    Provision for loan losses                                  15             0            97             0
    Net amortization and accretion of securities                2             2             3             3
    Decrease (increase) in accrued interest receivable (       16)   (       54)   (       39)   (       45)
    Increase in other repossessed property                      0             0             0    (        2)
    Decrease (increase) in other assets                (       30)            3    (       35)          136
    (Increase (decrease) in accrued interest payable           31             0            38    (       20)
    Increase (decrease) in accrued income taxes                17    (        4)   (       71)           57
    Increase in deferred income taxes                  (       19)           65             6            65
    Increase (decrease) in other liabilities           (      239)   (      119)   (      149)   (       35)
    Dividends on investments                           (       34)   (       31)   (       73)   (       63)
    ESOP benefit expense                                       10             0            20             0
                                                       ----------    ----------    ----------    ----------
     Net cash provided by operating activities         (      197)   (       33)   (      288)          246
                                                       ----------    ----------    ----------    ----------

Investing activities:
 Proceeds from securities held to maturity
   and certificates of deposit                                  0           967             0         3,154
 Proceeds from matured securities available for sale          637             0         1,437             0
 Purchase of securities held to maturity                        0    (      827)   (       99)   (    1,075)
 Purchase of securities available for sale             (      839)            0    (    1,266)            0
 Increase in loans receivable                          (    2,648)   (    2,858)   (    5,986)   (    6,297)
 Loans sold                                                   590             0           590             0
 Loans purchased                                                0    (      500)            0    (      500)
 Repayment of mortgage-backed securities                       66           165           148           269
 Purchase of premises and equipment                    (      516)   (      466)   (      876)   (      585)
                                                       ----------    ----------    ----------    ----------
     Net cash used in investing activities             (    2,710)   (    3,519)   (    6,052)   (    5,034)
                                                       ----------    ----------    ----------    ----------

                       ILLINOIS COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three Months Ended           Six Months Ended
                                                                 December 30                  December 31
                                                            -----------------------    ------------------------
                                                              1996          1995           1996        1995
                                                            ---------    ----------    ----------    ----------
                                                                                (1,000's)
                                                            ---------------------------------------------------
Financing activities:
 Net increase (decrease) in deposits                        $   1,835    $    1,240    $    3,611    $    1,195
 Advances from Federal Home Loan Bank                           2,000             0         4,150             0
 Increase (decrease) in advances from borrowers
   for taxes and insurance                                         13    (       58)   (       53)   (      215)
 Proceeds from Employee Stock Ownership Plan note                   0             0             0           392
 Repayment Employee Stock Ownership Plan loan               (      10)   (       10)   (       20)   (       10)
 Proceeds from issuance of common stock                             0             0             0           503
 Additional paid-in capital                                         0             0             0         4,060
 Purchase of employee stock ownership plan stock                    0             0             0    (      402)
                                                            ---------     ---------    ----------    ----------

   Net cash provided by financing activities                    3,838         1,172         7,688         5,523
                                                            ---------     ---------    ----------    ----------

   Increase (decrease) in cash and cash equivalents               931    (    2,380)        1,348           735

Cash and cash equivalents at beginning of period                  824         4,705           407         1,590
                                                            ---------    ----------    ----------    ----------
Cash and cash equivalents at end of period                  $   1,755    $    2,325    $    1,755    $    2,325
                                                            =========    ==========    ==========    ==========

Supplemental Disclosures:
  Additional Cash Flows Information:
    Cash paid for:
     Interest on deposits, advances and
       other borrowings                                     $     579    $      415    $    1,016    $      845
  Income taxes:
     Federal                                                $       0    $       22    $        0   ($       11)

  Schedule of Noncash investing activities:
    Stock dividends on FHLB stock                           $       0    $        0    $        0    $        0
    Unrealized gain on securities available for sale        $      45    $      121    $       96    $      120
    Deferred tax on unrealized gain on
      securities available for sale                         $      15    $       42    $       34    $       42
    Investment and mortgage-backed securities
      transfer to available for sale                        $       0    $    6,364    $        0    $    6,364

                       ILLINOIS COMMUNITY BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Illinois Community Bancorp, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Illinois Guarantee Savings Bank, FSB (the Savings Bank)'s annual report on Form 10-KSB for the year ended June 30, 1996. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at December 31, 1996, and the results of its operations and cash flows for the three months and six months ended December 31, 1996 and 1995.

     Information for the year ended June 30, 1996 and prior periods is for the Savings Bank. Information for the six months ended December 31, 1996 is for the Company and its subsidiaries. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

(2)  Stock Conversion
     ----------------

     On September 28, 1995, the Savings Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank through the sale and issuance of 502,550 shares of $1 par value common stock at a price of $10 per share, resulting in gross proceeds of $5,025,500. After reducing gross proceeds for conversion costs of $462,500, net proceeds totaled $4,563,000.

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

(3)  Bank Holding Company
     --------------------

     On July 23, 1996, the shareholders' of Illinois Guarantee Savings Bank approved the formation of a single bank holding company, Illinois Community Bancorp, Inc. The reorganization was consummated on September 27, 1996. The Company formed two subsidiary corporations to conduct business as a leasing corporation and a financial services corporation. The Company anticipates that these corporations will not have a material effect on the consolidated operations of the Company during the 1997 fiscal year.

(4)  Earnings Per Share
     ------------------

     The 502,550 shares of common stock were issued on September 28, 1995; accordingly, earnings per share for the periods prior to September 30, 1995 are not applicable.

     Only ESOP shares that are committed to be released are considered outstanding for earnings per share calculations. Earnings per share have been calculated based on 467,974 shares for the three months ended December 31, 1996 and $467,472 for the six months ended December 31, 1996.

                       ILLINOIS COMMUNITY BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Employee Stock Ownership Plan
     -----------------------------

     In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired $40,204 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Savings Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Savings Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Savings Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $20,000 and $10,000 for the six months ended December 31, 1996 and 1995, respectively.

(5)  Employee Stock Ownership Plan, Concluded
     ----------------------------------------

     The ESOP shares at September 30, 1996 were as follows:

     Allocated shares                    $  2,010
     Shares released for allocation         3,618
     Unallocated shares                    34,576
                                         --------

     Total ESOP shares                   $ 40,204
                                         ========

     Fair value of unallocated shares    $414,912
                                         ========

(6)  New Facility
     ------------

     The Savings Bank completed their new branch facility in January of 1997. Projections of total costs for this facility and related equipment amounts to $1.8 million, with $1.6 million of this cost incurred as of December 31, 1996.

                       ILLINOIS COMMUNITY BANCORP, INC.

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

GENERAL

The principal business of the Company is the business of the Savings Bank.
  Therefore, substantially all of the discussion in the Form 10-QSB relates to the operations of the Savings Bank. The principal business of the Savings Bank consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Effingham, Illinois and surrounding areas. The Savings Bank engages in various forms of consumer and commercial lending and invests in mortgage-backed U.S. Government and federal agency securities, local municipal issues, and interest-bearing deposits. The Savings Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances.

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

BUSINESS STRATEGY

The business strategy is to operate as a well capitalized, profitable and independent community savings bank dedicated to financing home ownership and consumer needs in its primary market area of Effingham County, Illinois ("Primary Market Area"). The Savings Bank has implemented this strategy by:
  (1) closely monitoring the needs of customers and providing quality service;
  (2) emphasizing consumer-oriented banking by originating construction and permanent loans on residential and commercial real estate and consumer loans, and by offering other financial services and products; (3) improving and maintaining high asset quality; (4) maintaining capital in excess of regulatory requirements; and (5) managing interest rate risk by emphasizing the origination of loans with adjustable rates or shorter terms and investments in short-term and liquid investments. The Savings Bank has adopted various new business strategies intended to increase its presence in its Primary Market Area, thereby increasing its lending activities and sources of income. These steps include (i) instituting a marketing program to contact local realtors, builders, auto dealers and others in order to increase the origination of one-family to four-family residential loans, construction loans and permanent loans, secured by multi-family and commercial real estate, and consumer loans, including direct and indirect automobile loans through arrangements with local auto dealers; (ii) opening a new branch office which opened in January 1997 in the northern section of its Primary Market Area, an area of Effingham, Illinois which is experiencing growth in commercial and retail activities, and is in close proximity to expanding residential area;
  (iii) installing automated teller machines (ATM's) at its main office and the new branch office, as well as other possible "stand alone" locations; and (iv) offering new products to its customers and potential customers, including home equity lending and debit card program. Through the holding company subsidiaries, the Company will offer leasing and will also be able to further diversify the products that it offers when it completes its conversion to an Illinois state chartered commercial bank. See "Part II - - Item 5 - - Other Information," for more information on the conversion to a commercial bank.

                        ILLINOIS COMMUNITY BANCORP, INC.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

LIQUIDITY AND CAPITAL RESOURCES

The Savings Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable influenced by general interest rates, economic conditions and competition. The Savings Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will not be adequate to meet the Savings Bank's liquidity needs for the immediate future. The Savings Bank will borrow from FHLB to meet liquidity demands.

The Savings Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank has historically maintained a level of liquid assets in excess of excess in regulatory requirements. The Saving Bank's liquidity ratios at December 31, 1996 and June 30, 1996 were 10.49% and 14.38%, respectively.

A portion of the Savings Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Savings Bank's operating, investing, lending and financing activities during any given period. At December 31, 1996 and June 30, 1996, cash and cash equivalents totaled $1.8 million and $407,000, respectively.

Liquidity management is both a daily and long-term function of business management. If the Savings Bank requires funds beyond its ability to generate them internally, the Savings Bank may borrow additional funds from the FHLB. At December 31, 1996, the Savings Bank had $1.3 million in fixed term and fixed rate advances maturing in April and May of 1997 and $4.5 million in daily advances.

At December 31, 1996, the Savings Bank had outstanding commitments to originate loans of $654,000 for 1 to 4 family dwellings. The Savings Bank had $580,000 in unused lines of credits and $24,000 of commercial letters of credit outstanding. The Savings Bank anticipates that it will have to borrow additional FHLB advances to meet its current loan origination commitments.

REGULATORY CAPITAL

Federally insured savings associations such as the Savings Bank are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 3% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighing based upon their relative risk ranging from 0% for assets based by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of December 31, 1996, the Savings Bank was in compliance with all of these capital requirements.

                       ILLINOIS COMMUNITY BANCORP, INC.

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

REGULATORY CAPITAL

A reconciliation of stockholders' equity, as reported in the consolidated financial statements of the Savings Bank as of December 31, 1996, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                               Regulatory Capital
                                   -----------------------------------
                                    Tangible      Core      Risk-based
                                     Capital     Capital      Capital
                                   ----------   ---------   ----------
 Stockholders' equity               $   6,563   $   6,563   $    6,563
 Less Real Estate Held For Sale            49          49           49
 Less Unrealized Gain On
 Securities Available for Sale            204         204          204
 Additional capital item -
 general loan loss reserves                 0           0          314
                                   ----------   ---------   ----------
 Regulatory capital, as computed        6,310       6,310        6,624
 Minimum capital requirement              804       1,609        2,563
                                   ----------   ---------   ----------

 Regulatory capital in excess of
  minimum capital requirement      $    5,506   $   4,701   $    4,061
                                   ==========   =========   ==========

FINANCIAL CONDITION

The Company's total assets increased $7.5 million, or 16.2%, from $46.4 million at June 30, 1996 to $54.0 million at December 31, 1996. The Savings Bank continues to experience loan growth, and loan receivables increased by $5.3 million, or 14.7%, from $36.3 million at June 30, 1996 to $41.6 million at December 31, 1996. The Savings Bank anticipates loan growth to continue but at a reduced rate. Premises and equipment, net, increased $843,000, or 66.8%, from $1.3 million at June 30, 1996 to $2.1 million at December 31, 1996 primarily from the construction of the new branch facility. Deposits increased $3.6 million, or 9.9%, from $36.5 million at June 30, 1996 to $40.1 million at December 31, 1996 from increased market awareness in the community. The deposit growth was not sufficient to meet the demands of loan originations and branch construction cost. The Savings Bank had to request additional advances from the FHLB in the amount of $4.2 million during the six months to fund the loan originations and construction costs.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996

Net income for the three months ended December 31, 1996 was $50,000 compared to $97,000 for the three months ended December 31, 1995. The decrease in net income resulted from the provision for loan losses of $15,000 and increase in non-interest expense of $117,000, which was partially offset by an increase in net interest income of $60,000, an increase in non-interest income of $18,000, and a decrease in provision for income taxes of $7,000.

Net interest income for the three months ended December 31, 1996 was $390,000 compared to $330,000 for the three months ended December 31, 1995. The increase was due to a more significant increase in the yield on interest-earning assets as compared to the increase in cost of interest-bearing liabilities.

Interest income increased by $205,000 from $745,000 to $950,000 or by 27.5%, during the three month 1996 period compared to 1995. This increase resulted from the increase in interest earnings assets from the conversion proceeds and an increase experienced by the Savings Bank in the average yield on interest-earning assets to 7.90% in 1996 from 7.62% in 1995. This increase was reflective of the general increase in market interest rates that occurred and in higher yields on new loan origination as well as on existing ARM loans in the Savings Bank's portfolio.

                       ILLINOIS COMMUNITY BANCORP, INC.

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996, CONTINUED

Interest expense increased $145,000 or 34.9%, to $560,000 for the three months ended December 31, 1996 from $415,000 for the same period in 1995. The increase was primarily attributable to the increase in interest bearing liabilities of
 12.0 million, or 34.9%, from 34.2 million in 1995 to 46.2 million in 1996.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended December 31, 1996 and 1995, the Savings Bank's provision for loan losses was $15,000 and $0, respectively.

The Savings Bank's allowance for loan losses was $313,000 or .75% of loans receivable at December 31, 1996, compared to $227,000, or .63% of loans receivable at June 30, 1996. The Savings Bank's level of non-performing loans was 0.96% of total loans at June 30, 1996 compared to 0.24% as of December 31, 1996. Based on current reserve levels in relation to total loans receivable and classified assets and the identification and diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Noninterest income increased $18,000 to $38,000 for the three months ended
 December 31, 1996. The increase in noninterest income was largely due to an increase in fees collected on loans and deposit accounts.

Noninterest expense increased from $222,000 for the three months ended December
 31, 1995 to $339,000 for the three months ended December 31, 1996. This fluctuation resulted from increases in compensation expense, occupancy and professional assessments. The increase in compensation expense was in part the result of normal salary increases, coupled with both the hiring of an additional loan officer and other employees. The increase in occupancy expense was in part due to remodeling the existing building and in part due to increased depreciation expense on equipment purchased during the fiscal year ended June 30, 1996. The increase in professional expenses were primarily additional services performed in conjunction being a publicly held company.

The Savings Bank's effective tax rate for the three months ended December 31, 1996 and 1995 was approximately 32.4% and 24.2%, respectively.

NONPERFORMING ASSETS

At December 31, 1996, the Savings Bank had $148,000 nonperforming assets. On
 June 30, 1996, the Savings Bank also had $400,000 nonperforming assets.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Income - The Savings Bank's net loss for the six months ended December 31,
 1996 was ($118,000) compared to $135,000 net income for the six months ended December 31, 1995. This decrease of $253,000 after tax and $369,000 before income tax resulted primarily from an increase in noninterest expense of $509,000, which was partially offset by the increase in net interest income after provision for loan losses of $107,000 and non-interest income increase of $33,000.

Net Interest Income - Net interest income for the six months ended December 31, 1996 was $791,000 compared to $587,000 for the six months ended December 31, 1995. The increase in net interest income was due to an increase in interest-earning assets of $7.7 million for 1996 when compared to 1995 and an increase in the interest rate spread if 2.53% in 1995 to 2.92% in 1996.

                       ILLINOIS COMMUNITY BANCORP, INC.

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995, CONCLUDED

Interest Income - Interest income increased by $433,000 from $1.4 million to $1.8 million or by 30.7%, during 1996 compared to 1995. This increase resulted from the increase experienced by the Savings Bank in the average yield on interest-earning assets to 7.89% in 1996 from 7.51% in 1995. This increase was reflective of the general increase in market interest rates. The increase in market interest rates resulted in higher yields on new loan origination as well as on existing ARM loans in the Savings Bank's portfolio. In addition, average balance of interest earning asset increased by $7.7 million from December 31, 1995 to $46.8 million at December 31, 1996 due primarily to strong loan demand.

Interest Expense - Interest expense increased by $229,000 or 27.8%, to
 $1,054,000 for the six months ended December 31, 1996 from $825,000 for the same period in 1995. The increase was primarily attributable to the increase in the deposits and FHLB advances from 33.9 million in 1995 to 45.9 million in 1996.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the six months ended December 31, 1996 and 1995, the Savings Bank's provision for loan losses was $97,000 and $0, respectively.

The Savings Bank's allowance for loan losses was $313,000 or .75% of loans receivable at December 31, 1996, compared to $165,000, or .57% of loans receivable at December 31, 1995. The allowance for loan losses and the allowance as a percentage of loans receivable decreased primarily from the increase in loans receivable. The Savings Bank's level of non-performing loans was 1.03% of total loans at December 31, 1995 compared to 0.24% as of December 31, 1996. Based on current reserve levels in relation to total loans receivable and classified assets and the identification and diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate. The Savings Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate reserves. Management believes it has established its existing allowance for loan losses in accordance with GAAP, however future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determination.

Noninterest Income - Noninterest income was $70,000 for the six months ended
 December 31, 1996 compared to $37,000 for the 1995 period. The increase in noninterest income was largely due to an increase in fees collected on loans and deposit accounts.

Noninterest Expense - The Savings Bank's noninterest expense increased by
 $509,000 for the six months ended December 31, 1995 to $939,000 for the six months ended December 31, 1996. This increase resulted from increases in compensation expense, occupancy, professional expenses, and $211,000 SAIF special assessment. The increase in compensation expense was in part the result of normal salary increases, coupled with both the hiring of an additional senior loan officer and other employees. The increase in occupancy expense was in part due to remodeling the existing building and in part due to increased depreciation expense on equipment purchased during the fiscal year ended June 30, 1996. The increase in professional expenses was due in general to increased expenses of a publicly held company.

The Savings Bank's effective tax rate for the six months ended December 31, 1996 and 1995 was approximately 32.6% and 30.4%, respectively.

NONPERFORMING ASSETS

At December 31, 1996, the Savings Bank had $148,000 in nonperforming assets. On
 December 31, 1995, the Savings Bank had $120,000 nonperforming assets. On June 30, 1996, the Savings Bank had $400,000 nonperforming assets.

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

          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable.

Item 5.   Other Information
          -----------------

          In January 1997, Illinois Guarantee Savings Bank, FSB, the wholly-owned subsidiary of Illinois Community Bancorp, Inc., announced that it had applied to the Illinois Office of Banks and Real Estate to become a state-chartered commercial bank. The conversion from its present federal charter will result in significant savings in supervisory costs and direct access to a highly qualified, locally-based financial institutions regulator. In addition, conversion to a commercial bank as a wholly-owned subsidiary of Illinois Community Bankcorp, Inc. will provide the Bank with additional operating flexibility and enhance its ability to provide a full range of banking products and services to the community. Illinois Guarantee Savings Bank's deposits will continue to be insured by the Federal Deposit Insurance Corporation. The Bank will also continue to be operated locally and customers will not experience any changes in the Bank's operations. In addition to the Bank's application, Illinois Community Bancorp, Inc. must also receive approval from the Board of Governors of the Federal Reserve System to become a bank holding company. When the applications are approved, the conversion should occur this spring.

Item 6.   Exhibits and Reports on Form  8-K
          ---------------------------------

          Exhibits:

          None.

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

                                       Illinois Guarantee Savings Bank FSB and
                                       Subsidiary



Date:  February 10, 1997               /s/ Douglas A. Pike
       -----------------               ________________________________________
                                       Douglas A. Pike
                                       President and Chief Operations Officer



Date: February 10, 1997                /s/ Ronald R. Schettler
      -----------------                _________________________________________
                                       Ronald R. Schettler
                                       Senior Vice President and Chief Financial
                                       Officer