Form 10QSB/A
period 1996-12-31
ILLINOIS COMMUNITY BANCORP INC
filed 1997-04-04
CIK 1011941

                       SECURITY AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A



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

                                       Illinois Guarantee Savings Bank FSB and
                                       Subsidiary



Date:  April 7, 1997                   /s/ Douglas A. Pike
       -----------------               ________________________________________
                                       Douglas A. Pike
                                       President and Chief Operations Officer



Date: April 7, 1997                    /s/ Ronald R. Schettler
      -----------------                _________________________________________
                                       Ronald R. Schettler
                                       Senior Vice President and Chief Financial
                                       Officer