Form 10QSB
period 1997-03-31
ILLINOIS COMMUNITY BANCORP INC
filed 1997-05-15
CIK 1011941

                        SECURITY AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997
                                      --------------

                                       OR

 (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------   ----------------

                          Commission file No. 0-21347
                                              -------
                       ILLINOIS COMMUNITY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          United States                                37-1361560
---------------------------------              ---------------------------
  (State or other jurisdiction                 (I.R.S. Employer ID Number)
of incorporation or organization)

   210 E. Fayette, Effingham, Illinois           62401
------------------------------------------------------
(Address of principal executive offices)    (Zip code)


 Registrant's telephone number, including area code       (217) 347-7127
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
                                YES      X               NO
                                     ----------               -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                        Shares outstanding at May 10, 1997
-----------------------------             ----------------------------------
Common Stock, Par Value $0.01                            502,550

                        ILLINOIS COMMUNITY BANCORP, INC.

                              Index to Form 10-QSB


PART I FINANCIAL INFORMATION                                           PAGE NO.

       Item 1. Financial Statements

               - Consolidated Statements of Financial Condition           1

               - Consolidated Statements of Income                        2

               - Consolidated Statement of Stockholders' Equity           3

               - Consolidated Statement of Cash Flows                     4

               - Notes to Consolidated Financial Statements               6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8


PART II OTHER INFORMATION

       Item 1. Legal Proceedings                                         14

       Item 2. Changes in Securities                                     14

       Item 3. Defaults Upon Senior Securities                           14

       Item 4. Submission of Matters to a Vote of Security Holders       14

       Item 5. Other Information                                         14

       Item 6. Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                               15

                        ILLINOIS COMMUNITY BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      March 31              June 30
                                                                      ---------             -------
                                                                        1997                 1996
                                                                      ---------             -------
                                                                      Unaudited             Audited
                                                                      ---------             -------
ASSETS                                                                            (1,000's)
                                                                      -----------------------------

Cash and Cash Equivalents:
 Cash                                                                   $ 1,422             $  267
 Interest bearing deposits                                                  612                140
                                                                        -------            -------
   Total Cash and Cash Equivalents                                        2,034                407

Securities available for sale, amortized cost of $7,598 and $7,664
  at March 31, 1997 and June 30, 1996, respectively                       7,904              7,881
Securities held to maturity, estimated market value of $528 and
  $299 at March 31, 1997 and June 30, 1996, respectively                    528                299
Loans receivable, net                                                    42,739             36,069
Accrued interest receivable                                                 413                309
Premises and equipment, net                                               2,552              1,262
Real estate held for sale                                                    45                 49
Prepaid income taxes                                                         59                  0
Other assets                                                                184                145
                                                                        -------            -------

      Total Assets                                                      $56,458            $46,421
                                                                        =======            =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $42,478            $36,548
Advances from Federal Home Loan Bank                                      6,008              1,608
Other borrowings                                                            316                356
Advances from borrowers for taxes and insurance                              59                 91
Accrued interest payable                                                    141                103
Accrued income taxes                                                          0                 41
Deferred income taxes                                                        54                 16
Other liabilities                                                           259                356
                                                                        -------            -------
    Total Liabilities                                                    49,315             39,119
                                                                        -------            -------

Commitments and Contingencies

Stockholders' Equity
 Common stock, $0.01 par value; authorized 4,000,000 shares
   502,550 shares issued and outstanding                                      5                503
 Paid-in capital                                                          4,684              4,066
 Retained earnings                                                        2,581              2,947
 Unrealized gain on securities held available for sale                      199                142
 Unearned employee stock ownership plan                                    (326)              (356)
                                                                        -------            -------
   Total Stockholders' Equity                                             7,143              7,302
                                                                        -------            -------

   Total Liabilities and Stockholders' Equity                           $56,458            $46,421
                                                                        =======            =======


                        ILLINOIS COMMUNITY BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                    March 31                      March 31
                                               ------------------             ------------------
                                                 1997       1996                1997      1996
                                              ---------   --------            --------  --------
                                                                   (1,000's)
                                              --------------------------------------------------
Interest income:
  Interest on loans                            $    835    $   645             $ 2,437   $ 1,662
  Interest and dividends on securities              126        170                 369       565
                                               --------   --------            --------  --------
    Total interest income                           961        815               2,806     2,227
                                               --------   --------            --------  --------

Interest expense:
  Interest on deposits                              467        410               1,380     1,227
  Interest on Federal Home
    Loan Bank advances                               92          0                 218         0
  Interest on other borrowings                        6          8                  21        16
                                               --------   --------            --------  --------
    Total interest expense                          565        418               1,619     1,243
                                               --------   --------            --------  --------
    Net interest income                             396        397               1,187       984

Provision for loan losses                            22         15                 119        15
                                               --------   --------            --------  --------

    Net interest income after
      provision for loan losses                     374        382               1,068       969
                                               --------   --------            --------  --------

Non-interest income:
  Other fees                                         27          9                  76        21
  Other                                              13          0                  34        25
                                               --------   --------            --------  --------
    Total other income                               40          9                 110        46
                                               --------   --------            --------  --------

Non-interest expense:
  Compensation and employee benefits                252        106                 624       307
  Occupancy and equipment                            69         30                 152        74
  Data processing                                    28         22                  75        59
  Audit, legal and other professional                51          5                 125        17
  SAIF deposit insurance                              5         22                  50        65
  SAIF assessment                                     0          0                 211         0
  Advertising                                        11         10                  29        31
  Other                                              80         49                 169       121
                                               --------   --------            --------  --------
                                                    496        244               1,435       674
                                               --------   --------            --------  --------
    Income (loss) before income taxes               (82)       147                (257)      341

Provision for (benefit from)
  income taxes                                      (29)        44                 (86)      103
                                               --------   --------            --------  --------

     Net Income (Loss)                         ($    53)   $   103            ($   171)  $   238
                                               ========   ========            ========  ========

Earnings (Loss) Per Share:                     ($  0.11)   $  0.22            ($   .37)  $  0.52
                                               ========   ========            ========  ========

                        ILLINOIS COMMUNITY BANCORP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                              Unrealized
                                                                                 Gain
                                                                   Unearned   (Loss) on
                                                                   Employee   Securities
                                                                     Stock    Available
                                       Common  Paid-in  Retained   Ownership     For
                                       Stock   Capital  Earnings     Plan     Sale, Net       Total
                                      -------  -------  --------   ---------  ----------    ----------
                                                                   (1,000's)
                                      ----------------------------------------------------------------
Balance at June 30, 1996,
 bank only                               $503   $4,066     $2,947     $ (356)      $  142       $7,302

Net income (loss)                           0       17       (188)         0            0        ( 171)

Dividends paid                              0        0        (75)         0            0          (75)

Change in unrealized gain on
 securities available for sale              0        0          0          0           57           57

Holding company formation and
 stock exchange with bank                (498)     601       (103)         0            0            0

Shares released for allocation              0        0          0         30            0           30
                                         ----   ------     ------      -----       ------       ------

Balance at March 31, 1997                $  5   $4,684     $2,581     $ (326)      $  199       $7,143
                                         ====   ======     ======     ======       ======       ======


                        ILLINOIS COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Three Months Ended         Nine Months Ended
                                                                      March 31                  March 31
                                                                 ------------------        ------------------
                                                                  1997      1996             1997      1996
                                                                 -------  ---------        --------  --------
                                                                                   (1,000's)
                                                                 --------------------------------------------
Operating activities:
 Net income (loss)                                                $  (53)   $   103        $  (171)  $    238
 Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for depreciation                                        36          8             69         23
    Provision for loan losses                                         22         15            119         15
    Net amortization and accretion of securities                      14          1             17          4
    Decrease (increase) in accrued interest receivable               (65)        51           (104)         6
    Decrease (increase) in other assets                               (4)       (61)           (39)        75
    Increase (decrease) in accrued interest payable                    0         (9)            38        (29)
    Increase (decrease) in income taxes                              (29)        14           (100)        71
    Increase (decrease) in deferred income taxes                       0         (7)             6         58
    Increase (decrease) in other liabilities                          52        (39)           (97)       (74)
    Dividends on investments                                         (38)       (40)          (111)       (62)
    ESOP benefit expense                                              10         12             30         12
                                                                  ------    -------        -------   --------

       Net cash provided by operating activities                     (55)        48           (343)       337
                                                                  ------    -------        -------   --------

Investing activities:
 Proceeds from securities held to maturity
   and certificates of deposit                                         0          0              0      3,122
 Proceeds from matured securities available for sale                 650        799          2,087        799
 Purchase of securities held to maturity                            (130)      (299)          (229)    (1,374)
 Purchase of securities available for sale                          (926)    (1,066)        (2,192)    (1,075)
 Repayment of mortgage-backed securities                             117        162            265        431
 Increase in loans receivable                                     (1,882)    (1,880)        (7,868)    (8,179)
 Loans sold                                                          489          0          1,079          0
 Loans purchased                                                       0          0              0       (500)
 Decrease (increase) in other repossessed property                     4          0              4          0
 Purchase of premises and equipment                                 (483)       (96)        (1,359)      (681)
                                                                  ------    -------        -------   --------
       Net cash used in investing activities                      (2,161)    (2,380)        (8,213)    (7,457)
                                                                  ------    -------        -------   --------


                        ILLINOIS COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                    Three Months Ended      Nine Months Ended
                                                                         March 31               March 31
                                                                    ------------------     ------------------
                                                                      1997      1996         1997      1996
                                                                    --------  --------      -------  --------
                                                                                     (1,000's)
                                                                    -----------------------------------------
Financing activities:
 Net increase (decrease) in deposits                                $2,319    $ 1,465        $5,930    $2,660
 Advances from Federal Home Loan Bank                                  250          0         4,400         0
 Increase (decrease) in advances from borrowers
   for taxes and insurance                                              21          8           (32)     (207)
 Dividends paid                                                        (75)         0           (75)        0
 Proceeds from Employee Stock Ownership Plan note                        0          0             0       402
 Repayment Employee Stock Ownership Plan loan                          (20)       (10)          (40)      (30)
 Proceeds from issuance of common stock                                  0          0             0     4,563
 Purchase of employee stock ownership plan stock                         0          0             0      (402)
                                                                    ------     ------       -------    ------

    Net cash provided by financing activities                        2,495      1,463        10,183     6,986
                                                                    ------     ------       -------    ------

    Increase (decrease) in cash and cash equivalents                   279       (869)        1,627      (134)

Cash and cash equivalents at beginning of period                     1,755      2,325           407     1,590
                                                                    ------     ------       -------    ------
Cash and cash equivalents at end of period                          $2,034     $1,456       $ 2,034    $1,456
                                                                    ======     ======       =======    ======

Supplemental Disclosures:
  Additional Cash Flows Information:
    Cash paid for:
    Interest on deposits, advances and
       other borrowings                                             $  592    $   428        $1,608    $1,273
 Income taxes:
    Federal                                                         $    0    $    22        $    0   ($   11)

  Schedule of Noncash investing activities:
    Unrealized gain on securities available for sale               ($    7)  ($    25)       $   89    $   95
    Deferred tax on unrealized gain on
      securities available for sale                                ($    2)   ($    9)       $   32    $   33
    Investment and mortgage-backed securities
      transfer to available for sale                                $    0     $    0        $    0    $6,364


                        ILLINOIS COMMUNITY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation
    ---------------------

    The consolidated financial statements include the accounts of Illinois Community Bancorp, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Illinois Guarantee Bank, FSB (the Bank)'s annual report on Form 10-KSB for the year ended June 30, 1996. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 1997, and the results of its operations and cash flows for the three months and nine months ended March 31, 1997 and 1996.

    Information for the year ended June 30, 1996 and prior periods is for the Bank. Information for the nine months ended March 31, 1997 is for the Company and its subsidiaries. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

(2) Stock Conversion
    ----------------

    On September 28, 1995, the Bank converted from a federally chartered mutual savings bank to a federally chartered capital stock savings bank through the sale and issuance of 502,550 shares of $1 par value common stock at a price of $10 per share, resulting in gross proceeds of $5,025,500. After reducing gross proceeds for conversion costs of $462,500, net proceeds totaled $4,563,000.

    In conjunction with the conversion, an employee stock ownership plan established by the Bank borrowed $402,040 from a third party to purchase 40,204 shares of common stock issued by the Bank. As of September 30, 1996, the outstanding loan balance is recorded as a liability and, a corresponding amount is reflected as a reduction to stockholders' equity.

(3) Bank Holding Company
    --------------------

    On July 23, 1996, the shareholders' of Illinois Guarantee Savings Bank approved the formation of a single bank holding company, Illinois Community Bancorp, Inc. The reorganization was consummated on September 27, 1996. Also approved on September 27, 1996 was the Management Recognition Plan of 4% outstanding stock and Stock Option Plan of up to 10% of outstanding stock. In the first quarter of calendar year 1997, the Company formed two subsidiary corporations to conduct business as a leasing corporation and a financial services corporation. The Company anticipates that these corporations will not have a material effect on the consolidated operations of the Company during the 1997 fiscal year.

(4) Bank Charter
    ------------

    On April 21, 1997, Illinois Guarantee Savings Bank changed its name to Illinois Community Bank and its charter from a federal savings and loan association to an Illinois-chartered commercial bank. Also on this date the Company became a Bank Holding Company regulated by the Board of Governors of the Federal Reserve, upon its conversion from a Thrift Holding Company.

                        ILLINOIS COMMUNITY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Earnings Per Share
    ------------------

    Only ESOP shares that are committed to be released are considered outstanding for earnings per share calculations. Earnings per share have been calculated based on 469,069 shares for the three months ended March 31, 1997 and 468,004 for the nine months ended March 31, 1997.

(6) Employee Stock Ownership Plan
    -----------------------------

    In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired $40,204 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $30,000 and $20,000 for the nine months ended March 31, 1997 and 1996, respectively.

   The ESOP shares at March 31, 1997 were as follows:

    Allocated shares                    $  2,010
    Shares released for allocation         4,623
    Unallocated shares                    33,571
                                        --------

    Total ESOP shares                   $ 40,204
                                        ========

    Fair value of unallocated shares    $411,245
                                        ========

(7) New Facility
    ------------

    The Bank completed their new branch facility in January of 1997. Total costs for this facility and related equipment amounted to $2.0 million, including $32,000 of capitalized interest cost.

                        ILLINOIS COMMUNITY BANCORP, INC.

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

GENERAL

The principal business of the Company is the business of the Bank. Therefore, substantially all of the discussion in the Form 10-QSB relates to the operations of the Bank. The principal business of the Bank consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one-to four-family residences located primarily in Effingham, Illinois and surrounding areas. The Bank engages in various forms of consumer and commercial lending and invests in mortgage-backed U.S. Government and federal agency securities, local municipal issues, and interest-bearing deposits. The Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances.

The Bank's profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of late charges and other fees. Noninterest expense consists of salaries and benefits, occupancy related expenses, deposit insurance premiums paid to the SAIF, and other operating expenses.

The operations of the Bank, and financial institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

BUSINESS STRATEGY

The business strategy is to operate as a well capitalized, profitable and independent community bank dedicated to financing home ownership and consumer needs in its primary market area of Effingham County, Illinois ("Primary Market Area"). The Bank has implemented this strategy by: (1) closely monitoring the needs of customers and providing quality service; (2) emphasizing consumer-oriented banking by originating construction and permanent loans on residential and commercial real estate and consumer loans, and by offering other financial services and products; (3) improving and maintaining high asset quality; (4) maintaining capital in excess of regulatory requirements; and (5) managing interest rate risk by emphasizing the origination of loans with adjustable rates or shorter terms and investments in short-term and liquid investments. The Bank has adopted various new business strategies intended to increase its presence in its Primary Market Area, thereby increasing its lending activities and sources of income. These steps include (i) instituting a marketing program to contact local realtors, builders, auto dealers and others in order to increase the origination of one-family to four-family residential loans, construction loans and permanent loans, secured by multi-family and commercial real estate, and consumer loans, including direct and indirect automobile loans through arrangements with local auto dealers; (ii) opening a new branch office in January of 1997 in the northern section of its Primary Market Area, an area of Effingham, Illinois which is experiencing growth in commercial and retail activities, and is in close proximity to expanding residential area; (iii) installing automated teller machines (ATM's) at its main office and the new branch office, as well as considering other possible "stand alone" locations; and (iv) offering new products to its customers and potential customers, including home equity lending and debit card program. Through the holding company subsidiaries, the Company is offering leasing services and will also be able to further diversify the Bank's products now that the Bank is a state chartered commercial bank. See "Part II - - Item 5 - - Other Information," for more information on the conversion to a commercial bank.

                        ILLINOIS COMMUNITY BANCORP, INC.

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable influenced by general interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will not be adequate to meet the Bank's liquidity needs for the immediate future. The Bank will borrow from FHLB to meet liquidity demands.

The Bank is required to maintain minimum levels of liquid assets as defined by regulations. This requirement, which may be varied at the direction of the regulators depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratios at March 31, 1997 and June 30, 1996 were 9.71% and 14.38%, respectively.

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At March 31, 1997 and June 30, 1996, cash and cash equivalents totaled $2.0 million and $407,000, respectively.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At March 31, 1997, the Bank had $1.3 million in fixed term and fixed rate advances maturing in April and May of 1997 and $4.7 million in daily advances.

At March 31, 1997, the Bank had outstanding commitments to originate loans of $758,000 for 1 to 4 family dwellings and $863,000 in other real estate loans. The Bank had $434,000 in unused consumer lines of credits and $714,000 of commercial lines of credit outstanding. The Bank anticipates that it will have to borrow additional FHLB advances to meet its current loan origination commitments.

REGULATORY CAPITAL

Federally insured financial institutions such as the Bank are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 3% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighing based upon their relative risk ranging from 0% for assets based by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of March 31, 1997, the Bank was in compliance with all of these capital requirements.

                        ILLINOIS COMMUNITY BANCORP, INC.

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

REGULATORY CAPITAL

A reconciliation of stockholders' equity, as reported in the consolidated financial statements of the Bank as of March 31, 1997, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                                     Regulatory Capital
                                              -----------------------------------
                                              Tangible     Core        Risk-based
                                              Capital     Capital        Capital
                                              --------    -------      ----------
 Stockholders' equity                           $6,516     $6,516          $6,516
 Less Real Estate Held For Sale                     45         45              45
 Less Unrealized Gain On
   Securities Available for Sale                   199        199             199
 Additional capital item -
   general loan loss reserves                        0          0             336
                                              --------    -------      ----------
 Regulatory capital, as computed                 6,272      6,272           6,608
 Minimum capital requirement                       839      1,678           2,722
                                              --------    -------      ----------
 Regulatory capital in excess of
   minimum capital requirement                  $5,433     $4,594          $3,886
                                              ========    =======      ==========

FINANCIAL CONDITION

The Company's total assets increased $10.0 million, or 21.6%, from $46.4 million
 at June 30, 1996 to $56.5   million at March 31, 1997.  The  Bank continues to
 experience loan growth, and loan receivables increased by $6.7 million, or 18.5%, from $36.0 million at June 30, 1996 to $42.7 million at March 31, 1997. The Bank anticipates loan growth to continue but at a reduced rate. Premises and equipment, net, increased $1.3 million, or 102.2%, from $1.3 million at June 30, 1996 to $2.6 million at March 31, 1997 primarily from the new branch facility, which opened in January of 1997. Deposits increased $5.9 million, or 16.2%, from $36.5 million at June 30, 1996 to $42.5 million at March 31, 1997 from increased market awareness in the community. The deposit growth was not sufficient to meet the demands of loan originations and branch construction. The Bank had received additional advances from the FHLB in the amount of $4.4 million during the nine months to fund the loan originations and construction costs.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997

Net loss for the three months ended March 31, 1997 was $53,000 compared to net income of $103,000 for the three months ended March 31, 1996. The decrease in net income was primarily from an increase in non-interest expense of $252,000, which was offset primarily by a decrease in provision for income taxes of $73,000 and an increase in non-operating income of $31,000.

Net interest income for the three months ended March 31, 1997 was $396,000 compared to $397,000 for the three months ended March 31, 1996.

Interest income increased by $146,000 from $815,000 to $961,000 or by 17.9%, during the 1997 three month period compared to 1996. This increase resulted from the increase in average interest earnings assets, which was offset partially by a decrease in the average yield on interest-earning assets to 7.67% in 1997 from 8.11% in 1996. This decrease was reflective of the decrease in market interest rates that occurred in the Bank's market area.

                        ILLINOIS COMMUNITY BANCORP, INC.

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997, CONTINUED

Interest expense increased $147,000 or 35.2%, to $565,000 for the three months ended March 31, 1997 from $418,000 for the same period in 1996. The increase was primarily attributable to the increase in interest bearing liabilities of
 13.7 million, or 40.1%, from 34.2 million in 1996 to 47.9 million in 1997.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended March 31, 1997 and 1996, the Bank's provision for loan losses was $22,000 and $15,000, respectively.

The Bank's allowance for loan losses was $336,000 or .79% of loans receivable at March 31, 1997, compared to $227,000, or .63% of loans receivable at June 30, 1996. The Bank's level of non-performing loans was 0.96% of total loans at June 30, 1996 compared to 0.18% as of March 31, 1997. Based on current reserve levels in relation to total loans receivable and classified assets and the identification and diligent effort put forth by management to address problem loan situations, management believes its reserves are currently adequate.

Noninterest income increased $31,000 to $40,000 for the three months ended March
 31, 1997, when compared to the same period last year. The increase in noninterest income was largely due to an increase in fees collected on loans and deposit accounts.

Noninterest expense increased from $252,000 for the three months ended March 31, 1997 to $496,000 from 244,000 for the three months ended March 31, 1996. This fluctuation resulted from increases in compensation expense, occupancy and professional assessments. The increase in compensation expense was in part the result of normal salary increases, coupled with both the hiring of additional officers and other employees for expanded operations and staffing of the new branch. The increase in occupancy expense was in part due to remodeling the existing building and new branch facility. The increase in professional expenses were primarily additional services performed in conjunction being a publicly held company.

The Bank's effective tax rate for the three months ended March 31, 1997 and 1996 was approximately 35.4% and 29.9%, respectively.

NONPERFORMING ASSETS

At March 31, 1997, the Bank had $120,000 in nonperforming assets.  On June 30,
 1996, the Bank also had $400,000 in nonperforming assets.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income - The Bank's net loss for the nine months ended March 31, 1997 was $171,000 compared to $238,000 net income for the nine months ended March 31, 1996. This decrease of $409,000 resulted primarily from an increase in noninterest expense of $761,000, which was partially offset by the increase in net interest income after provision for loan losses of $104,000, non-interest income increase of $64,000, and benefit from income taxes of $189,000.

Net Interest Income - Net interest income for the nine months ended March 31, 1997 was $1.2 million compared to $1.0 million for the nine months ended March 31, 1996. The increase in net interest income was due to an increase in the interest rate spread of 2.63% in 1996 to 3.07% in 1997.

                        ILLINOIS COMMUNITY BANCORP, INC.

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1997 AND 1996, CONCLUDED

Interest Income - Interest income increased by $579,000 from $2.2 million to $2.8 million or by 26%, during 1997 compared to 1996. This increase resulted from the increase experienced by the Bank in the average yield on interest-earning assets to 7.81% in 1997 from 7.57% in 1996. This increase was reflective of the general increase in market interest rates. In addition, average balance of interest earning asset increased by $8.7 million from March 31, 1996 to $47.9 million at March 31, 1997 due primarily to loan demand.

Interest Expense - Interest expense increased by $376,000 or 30.2%, to $1.6 million for the nine months ended March 31, 1997 from $1.2 million for the same period in 1996. The increase was primarily attributable to the increase in the deposits and FHLB advances from 35.7 million in 1996 to 48.8 million in 1996.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the nine months ended March 31, 1997 and 1996, the Bank's provision for loan losses was $119,000 and $15,000, respectively.

The Bank's allowance for loan losses was $336,000 or .70% of loans receivable at March 31, 1997, compared to $160,000, or 0.55% of loans receivable at March 31, 1996. The allowance for loan losses and the allowance as a percentage of loans receivable increased primarily from additional provisions in 1997 period. The Bank's level of non-performing loans was .75% of total loans at March 31, 1996 compared to 0.18% as of March 31, 1997. Based on current reserve levels in relation to total loans receivable and classified assets and the identification and diligent effort put forth by management to address problem loans, management believes its reserves are currently adequate. The Bank regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate reserves. Management believes it has established its existing allowance for loan losses in accordance with GAAP, however future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determination.

Noninterest Income - Noninterest income was $110,000 for the nine months ended
 March 31, 1997 compared to $46,000 for the 1996 period. The increase in noninterest income was largely due to an increase in fees collected on loans and deposit accounts.

Noninterest Expense - The Bank's noninterest expense increased by $761,000 for the nine months ended March 31, 19965 to $1.4 million for the nine months ended March 31, 1997. This increase resulted from increases in compensation expense, occupancy, professional expenses, and $211,000 SAIF special assessment. The increase in compensation expense was in part the result of normal salary increases, coupled with both the hiring of an additional loan officers and other employees for the new branch. The increase in occupancy expense was in part due to remodeling the existing building and opening the new branch in January of 1997. The increase in professional expenses was due in general to increased expenses of a publicly held company.

The Bank's effective tax rate for the six months ended December 31, 1996 and 1995 was approximately 33.5% and 30.2%, respectively.

NONPERFORMING ASSETS

At March 31, 1997, the Bank had $120,000 in nonperforming assets.  On March 31,
 1996, the Bank had $278,000 in nonperforming assets. On June 30, 1996, the Bank had $400,000 in nonperforming assets.

                        ILLINOIS COMMUNITY BANCORP, INC.

         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


IMPACT OF INFLATION AND CHANGING PRICES

The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

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

Item 5. Other Information
        -----------------

        In January 1997, Illinois Guarantee Savings Bank, FSB, the wholly-owned subsidiary of Illinois Community Bancorp, Inc., announced that it had applied to the Illinois Office of Banks and Real Estate to become a state-chartered commercial bank. On April 21, 1997, the conversion to an Illinois-chartered commercial bank became effective, and the Company became a Bank Holding Company, regulated by the Board of Governors of the Federal Reserve. The conversion to an Illinois commercial bank charter will result in significant savings in supervisory costs and direct access to a highly qualified, locally-based financial institutions regulator. In addition, conversion to a commercial bank as a wholly-owned subsidiary of Illinois Community Bancorp, Inc. will provide the Bank with additional operating flexibility and enhance its ability to provide a full range of banking products and services to the community. Illinois Community Bank's deposits will continue to be insured by the Federal Deposit Insurance Corporation. The Bank will also continue to be operated locally and, except for the bank offering additional products and services, such as trust and leasing activities, customers will not experience any changes in the Bank's operations.

Item 6. Exhibits and Reports on Form  8-K
        ---------------------------------

        Exhibits:

        None.

        Reports on Form 8-K:

        None

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Illinois Guarantee Bank FSB and Subsidiary


Date: May 11, 1997                    /s/ Douglas A. Pike
      ------------                    -----------------------------------------
                                      Douglas A. Pike
                                      President and Chief Operations Officer



Date: May 11, 1997                    /s/ Ronald R. Schettler
      ------------                    -----------------------------------------
                                      Ronald R. Schettler
                                      Senior Vice President and Chief Financial
                                      Officer