Form 10KSB
period 1997-06-30
ILLINOIS COMMUNITY BANCORP INC
filed 1997-10-09
CIK 1011941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552
                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to          .
                               -----------  -----------

                        Commission File Number: 0-21347

                       ILLINOIS COMMUNITY BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Illinois                                   37-1361560
      --------------------------------                  -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

    210 E. Fayette Avenue, Effingham, Illinois               62401-3613
    ------------------------------------------               ----------
     (Address of principal executive offices)                 Zip Code

              Registrant's telephone number, including area code:
                                (217) 347-7127
                                --------------

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

      YES   X    NO
          -----    -----

      Transitional small business disclosure format (check one): YES  X   NO
                                                                    ----    ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein. [X]

      State issuer's revenues for its most recent fiscal year (year ended June 30, 1997): $3.8 million.

The registrant's voting stock is listed on the National Daily Quotation System "Pink Sheets" published by the National Quotation Bureau, Inc. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the $13.75 per share closing sales price of the registrant's common stock as quoted on the "Pink Sheets" on September 15, 1997, was $5,579,654. For purposes of this calculation, it is assumed that directors and officers of the registrant are affiliates. As of September 15, 1997, the registrant had 502,550 shares of common stock outstanding, of which 96,757 were held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997. (Parts I, II and IV)

      2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

        The Company. Illinois Community Bancorp, Inc. (the "Company"), an Illinois corporation, was organized by Illinois Guarantee Savings Bank, FSB ("Illinois Guarantee") to be a savings institution holding company. The Company was organized at the direction of the Bank in June 1996 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership, (the "Reorganization") which was completed on September 27, 1996, and the Company's Common Stock became registered under the Securities Exchange Act of 1934 on September 27, 1996. After the reorganization the Company invested in two newly formed corporations. These corporations are Illinois Leasing Corporation (ILC) and Illinois Financial Corporation (IFC). Illinois Leasing Corporation was formed to provide leasing services to the Bank's market area and Illinois Financial Corporation will provide financial services in the future. The Company has no significant assets other than the corporate stock of the Bank, ILC, IFC and $100,000 retained by the Company after the Reorganization. For that reason, substantially all of the discussion in this Form 10-KSB relates to the operations of the Bank and its subsidiary.

        The executive offices of the Company are located at 210 E. Fayette Avenue, Effingham, Illinois 62401-3613 and the telephone number is (217) 347-7127.

        The Bank. Illinois Community Bank (" Illinois Community" or the " Bank") is a state chartered commercial bank with two offices in Effingham, Illinois. The predecessor to the Bank, Illinois Guarantee, was founded on April 7, 1893 as an Illinois state-chartered savings and loan association, and its deposits have been federally insured since 1959. The institution has been a member of the Federal Home Loan Bank ("FHLB") of Chicago since 1949. In February 1990, Illinois Guarantee converted from a state-chartered savings and loan association to a federally chartered savings bank under its current name. The Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered capital stock savings bank (the "Conversion") on September 28, 1995 (the "Conversion Date") through the sale and issuance of 502,550 shares of Bank Common Stock at a price of $10.00 per share for gross proceeds of $5,025,500 and proceeds, net of Conversion expenses, of $4,563,000. Illinois Guarantee then converted to Illinois Community Bank, an Illinois state-chartered commercial bank on April 21, 1997.

        The Bank's main office is located at 210 E. Fayette Avenue, Effingham, Illinois 62401-3613, and its telephone number is (217) 347-7127. The Bank considers its primary market area to be its home county of Effingham. The Bank serves its market area through its main office and the Mid-America branch office, both in Effingham, Illinois.

        The Bank emphasizes the origination of adjustable rate loans and short term (5 year or less) fixed rate loans, in order to manage interest rate sensitivity of its interest earning assets. The principal lending activity of the Bank is the origination of single-family residential mortgage loans. This includes financing for the construction and acquisition of residential property as well as home improvement and home equity loans. Fixed rate residential real estate loans are qualified and generally sold in the secondary mortgage market to avoid exposure to interest rate fluctuations. Other types of lending that have contributed significantly to loan portfolio growth are small business and commercial real estate loans, automobile loans, and consumer loans. At June 30, 1997, loans with adjustable rates or terms of five years or less totaled an estimated $33.2 million, or 72.8% of the Bank's total loans.

        The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits for each depositor. The FHLB of Chicago, of which the Bank is a member, is one of the 12 district banks comprising the FHLB System. The Bank is subject to comprehensive examination, supervision and regulation by the Illinois Office of Banks and Real Estate ("OBRE") and the Federal Deposit Insurance Corporation ("FDIC"). Such regulation is intended primarily for the protection of depositors.

CHANGES IN KEY MANAGEMENT PERSONNEL

        Effective April 18, 1995, President and Chief Executive Officer Donald
J. Wente resigned from his positions of employment with the Bank, and was replaced by Chairman of the Board Gerald E. Ludwig, who was also appointed to serve as Chief Executive Officer of the Bank. On June 20, 1995, the Board promoted Vice President of Lending Douglas A. Pike to the positions of President and Chief Operating Officer of the Bank. On June 12, 1995, the Bank hired Ronald
R. Schettler as Senior Vice President in charge of administration and investments. In May 1996, the Bank hired John H. Leonard as Senior Vice President and Chief Credit Officer to assist in expanding and managing the Bank's lending activities. Mr. Leonard has been involved in commercial and consumer lending since 1975, and was previously employed with a commercial bank located in Effingham, Illinois. Mr. Leonard's activities have resulted in increased loan originations for the Bank, particularly the origination of commercial real estate and small business operating loans. Other segments of the Bank's loan portfolio, including residential real estate and consumer loans, continue to experience steady growth.

NEW BUSINESS STRATEGIES

        New management joined the Bank in 1995 and the managerial structure has developed in accordance with new business strategies intended to increase presence, new market segment penetration, and overall market share in its primary market area of Effingham County, Illinois ("Primary Market Area"). These new strategies, under the guidance and implementation of the newly formed management team, have increased lending activities, non-traditional banking service activities, and sources of fee income. New business development strategies include (i) hiring experienced commercial banking personnel including a new Chief Credit Officer, Chief Administrative Officer, Controller, and a Trust and Investment Management Officer; (ii) instituting a manager call program encouraging direct contact with local businesses, property developers, realtors, home builders, auto dealers and others; (iii) improving customer service, educating staff, and developing a sales culture bankwide. Illinois Leasing Corporation, Inc., a subsidiary of the holding company, provides enhanced services in the form of commercial equipment leasing and alternatives to traditional commercial lending. The Bank's Trust and Investment Management Center began operations in April, 1997. Full service brokerage and investment management services, offered at the bank through PRIMEVEST Financial Services, allows the Bank to serve customers' investment and financial planning needs.

MARKET AREA

        The Bank's offices are located in the city of Effingham, Effingham County, Illinois. The Bank considers its Primary Market Area to be its home county of Effingham. The population of Effingham County is 31,704 (based on the 1990 Census). Effingham is located in central Illinois, at the "crossroads" of I-57 (major North-South interstate) and I-70 (major East-West interstate), being 97 miles east from St. Louis, Missouri, 141 miles west of Indianapolis, Indiana, and 211 miles south of Chicago, Illinois. Employment in Effingham County is reliant on the local manufacturing and distribution industries, with agriculture and agribusiness serving as important elements of the economy. The major employers in the Effingham area are Fedders USA, with approximately 1,200 employees, Crossroads Press, with 919 employees, Petty Company, with 690 employees and St. Anthony's Memorial Hospital, with 679 employees. Other major employers include Three Z Printing, Consolidated Communications and Stevens Industries, Inc.

LENDING ACTIVITIES

        GENERAL. The Bank emphasizes the origination of adjustable rate loans and short term (15 years or less) fixed rate loans, in order to manage the interest rate sensitivity of its interest-earning assets. The principal lending activity of the Bank is the origination of adjustable rate mortgage loans for the purpose of financing the construction and acquisition of single-family residential properties. The Bank also originates construction and permanent loans on multi-family and commercial real estate, as well as automobile loans, home improvement loans and other consumer loans.

At June 30, 1997, loans with adjustable rates or terms of five years or less totaled $33.2 million, or 72.8% of the Bank's total loans.

        In May 1996, the Bank hired new Senior Vice President and Chief Credit Officer, John H. Leonard to assist in expanding and managing the Bank's lending activities. Mr. Leonard has been involved in commercial and consumer lending since 1975 and was previously employed with a commercial bank located in Effingham, Illinois. He is actively engaged in calling on business and professional clients while being affiliated with a number of local small business organizations. These activities have resulted in increased loan originations for the Bank, particularly the origination of commercial real estate and small business operating loans. Other segments of the Bank's loan portfolio, including residential real estate and consumer loans, continue to experience steady growth.

        The Bank's five largest loans to one borrower, outstanding as of June 30, 1997, ranged from $462,000 to $1.0 million. See "Regulation --Limits on Loans to One Borrower ."

        LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                At June 30,
                                    -----------------------------------
                                           1997              1996
                                    -----------------  ----------------
                                    Amount      %      Amount      %
                                    -------  --------  -------  -------
                                            (Dollars in thousands)

Real estate loans --
 One- to four-family residential..  $25,984     56.98% $22,952    63.18%
 Multi-family residential.........    1,293      2.84    1,036     2.85
 Agricultural.....................      338      0.74    1,839     5.06
 Commercial.......................    8,542     18.73    3,604     9.92
 Construction
  One to four residential.........      152      0.33    1,015     2.79
  Multi-family....................       --        --      292     0.80
                                    -------    ------  -------   ------
                                     36,309     79.62   30,738    84.60
                                    -------    ------  -------   ------

Commercial business...............    2,403      5.27    1,181     3.26
Commercial leasing................      498      1.09       --       --
Consumer loans --
 Automobiles......................    4,509      9.89    3,800    10.46
 Other............................    1,882      4.13      610     1.68
                                    -------    ------  -------   ------
                                      9,292     20.38    5,591    15.40
                                    -------    ------  -------   ------

Total.............................   45,601    100.00%  36,329   100.00%
                                    -------    ======  -------   ======

Less:
 Loans in process.................       --                  6
 Deferred loan fees...............       31                 27
 Allowance for loan losses........      351                227
                                    -------            -------
   Total, net.....................  $45,219            $36,069
                                    =======            =======


        During the year ended June 30, 1997, the Bank made nine loans in excess of $250,000 for a total of $4.1 million. Four of these loans have adjustable rates ranging from 7.25% to 9.00% with outstanding balances of $423,000 for one- to four-family dwelling, $190,000 commercial operating line of credit, and $727,000 commercial real estate at June 30, 1997. The remaining five loans are fixed rate with terms from six months to five years with interest rates ranging from 8.25% to 9.25% with outstanding balances of $862,000 for multi-family dwellings and $665,000 for commercial real estate at June 30, 1997.

        ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings. Most loans are originated in amounts up to $100,000 on single-family properties located in the Bank's primary market area of Effingham County. As of June 30, 1997, loans on one- to four-family residential properties accounted for 56.98% of the Bank's loan portfolio. The Bank's mortgage loan originations are for terms of from 10 years to up to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

        The Bank uses standard Federal Home Loan Mortgage Corporation ("FHLMC") documents, to allow for the sale of loans in the secondary mortgage market. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. The majority of loans in the Bank's loan portfolio have loan-to-value ratios of 80% or less.

        The Bank offers adjustable-rate mortgage loans with terms of up to 30 years. Adjustable rate loans offered by the Bank include loans which reprice annually or provide for an initial three year term, and then reprice annually. Adjustable rate loans provide for an interest rate which is 2.5% above the interest rate paid on U.S. Treasury securities of a corresponding term. The Bank offers initial discounted interest rates, but borrowers are qualified based on the loan status following the first interest rate adjustment.

        At the present time, the Bank retains all adjustable rate mortgages it originates, which helps reduce the Bank's exposure to changes in interest rates. The Bank's adjustable rate mortgages include caps on increases or decreases of 2.50% per year, and 6% over the life of the loan. The Bank also originates second mortgage loans on owner-occupied, single family and one- to four- family residential real estate. Such loans are generally subject to the same loan-to-value ratios (when combined with existing loans), as any other residential real estate loan, at adjustable rates, and over a term generally not to exceed 20 years.

        The primary purpose for offering adjustable rate loans is to increase the interest rate sensitivity of the Bank's loan portfolio. However, because the interest income earned on adjustable rate loans varies with prevailing interest rates, cash flows from such loans are not as predictable as cash flows from fixed-rate loans. Further, the annual and lifetime adjustment limits on the Bank's adjustable rate mortgage loans have the effect of limiting the sensitivity of those loans to changes in market interest rates and this is particularly true with respect to loans with initially discounted interest rates in the event of increases in market rates. The Bank's policy of offering initially discounted interest rates results in the Bank initially earning reduced income from such loans. Additionally, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

        During the year ended June 30, 1997, the Bank originated $5.4 million, in adjustable rate mortgage loans and $6.0 million in fixed-rate mortgage loans. Approximately 27.4% of all loan originations during the year ended June 30, 1997 were refinancings of loans already in the Bank's loan portfolio. At June 30, 1997, the Bank's loan portfolio included $13.4 million in adjustable rate one-to four-family residential mortgage loans or 29.4% of the Bank's loan portfolio, and $12.6 million in fixed-rate one-to four-family residential mortgage loans, or 27.6% of the Bank's loan portfolio.

        MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. At June 30, 1997, the Bank's multi-family and commercial real estate loan portfolio consisted of $10.2 million, or 22.3% of total loans. The Bank originated $5.2 million in such loans during the year ended June 30, 1997 and $3.9 million in such loans during the year ended June 30, 1996. The Bank's commercial real estate loans are secured by office buildings, small retail establishments, small apartment buildings, raw land and farm land, all located in Effingham County, Illinois. The Bank's largest loan had an outstanding balance of $723,000 at June 30, 1997 and was secured by land.

        Multi-family and commercial real estate loans generally are originated in amounts up to 80% of the appraised value of the property for terms of 10 to 20 years. Appraisals are performed by independent fee appraisers. The interest rate on these loans generally is subject to adjustment on an annual bases and is calculated by adding a margin to the appropriate index (usually the weekly average one-year U.S. Treasury Bill index or a prime lending rate index).

        Commercial and agricultural real estate lending, as well as multi-family residential real estate lending entails significant additional risks compared with one- to four-family residential lending. For example, commercial real estate loans and multi-family residential real estate loans typically involve large loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for commercial office, retail and warehouse space or multi-family residential units. Agricultural real estate loans involve a greater degree of risk as payments on such loans depend, to a larger degree, on the results of operations of the related farm. Consistent with these increased risks, during the economic slowdown in the late 1980s and early 1990s the Bank experienced increases in its non-performing commercial real estate loans and real estate acquired in settlement of such loans. As of June 30, 1997, two of the Bank's commercial real estate loans were not performing. These loans were for $119,000 with management anticipating no loss on this loan.

        CONSTRUCTION LOANS. The Bank, from time to time has engaged in construction lending to qualified borrowers for construction of one- to four-family residential, multi-family residential, and commercial properties. Such loans have converted to permanent financing upon completion of construction. These properties are located in the Bank's Primary Market Area. At June 30, 1997, the Bank had three construction loans outstanding with balances ranging from $33,000 to $69,000 at that date. Borrowers seeking construction loans must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

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

        COMMERCIAL BUSINESS LOANS. The Bank originates commercial business loans to local retail establishments and other businesses. These loans are generally secured by equipment. Such loans totaled $2.9 million, or 6.4% of total loans, at June 30, 1997 and were all performing at that date.

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

        CONSUMER LENDING. The Bank's consumer loans consist of savings account loans, home improvement loans, automobile loans and other consumer loans, including (from time to time) unsecured lines of credit. At June 30, 1997, the consumer loan portfolio totaled $6.4 million, or 14.0%, of total loans. Consumer loans are generally offered for terms of up to five years at fixed interest rates. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank's loan portfolio.

        The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the wholesale value listed by the National Automobile Dealers Association. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans. At June 30, 1997, the total amount of automobile loans was $4.5 million. As of June 30, 1997, five of the Bank's consumer loans were not performing. The total outstanding balance of these loans was $84,000, with management currently anticipating losses in the amount of $6,000.

        As part of the Bank's business strategies, the Bank may engage in indirect lending on automobiles through arrangements with automobile dealers in Effingham, Illinois and surrounding area. Such loans would be for the purchase of used automobiles, would have loan to value ratios of up to 100%, and would provide for terms of up to five years. During the year ended June 30, 1997, the Bank originated $1.8 million in indirect loans on automobiles.

        The Bank also makes loans secured by deposits up to 90% of the amount of the depositor's savings or certificate of deposit accounts balance. The Bank makes other consumer loans, which may or may not be secured. The term of the loans usually depends on the collateral. Unsecured loans usually do not exceed $20,000, and have a term not to exceed one year.

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

        LOAN COMMITMENTS. The Bank makes a 30-day loan commitment to borrowers. At June 30, 1997, the Bank had four fixed rate loan commitments for $2.6 million outstanding for the origination of commercial and residential real estate loans.

        LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's office. The Bank does not use loan brokers.

        Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. For all mortgage loans, an appraisal of real estate intended to secure the proposed loan is obtained from an independent fee appraiser who has been approved by the Bank's Board of Directors. Fire and casualty and earthquake insurance are required on all loans secured by improved real estate. Insurance on other collateral is required unless waived by the loan committee. The Board of Directors of the Bank has the responsibility and authority for the general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank.

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

        INTEREST RATES AND LOAN FEES. In addition to earning interest on loans, the Bank also receives income from, among other sources, loan origination fees, charges on certain deposits and fees related to late payments, loan modifications and miscellaneous services related to loans. These fees do not constitute a significant portion of the Bank's income from operations. Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area. The Bank charges a 1% loan origination fee on new fixed-rate mortgage loans, and a fee of $250 for adjustable rate loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At June 30, 1997, the amount of deferred loan origination fees was $31,000.

        LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                     Due After       Due after
                                   Due During the    1 through        5 years
                                    Year Ending    5 years after       after
                                   June 30, 1998   June 30, 1997   June 30, 1997       Total
                                   --------------  -------------   -------------     ---------
                                                          (In thousands)

One- to four-family residential..         $ 9,088        $ 7,474         $ 9,574       $26,136
Multi-family, commercial real
  estate and agricultural........           4,078          5,466             629        10,173
Commercial.......................           1,646          1,255              --         2,901
Consumer and other...............           1,523          4,854              14         6,391
                                          -------        -------         -------       -------
    Total........................         $16,335        $19,049         $10,217       $45,601
                                          =======        =======         =======       =======

        The next table sets forth at June 30, 1997, the dollar amount of all loans due one year or more after June 30, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                                     Predetermined      Floating or
                                                        Rate          Adjustable Rates
                                                     -------------    ----------------
                                                             (In thousands)

          One-to four-family residential........        $   12,648          $    4,400
          Multi-family, commercial real estate
           and agricultural.....................             4,156               1,939
          Commercial............................             1,255                  --
          Consumer and other....................             4,868                  --
                                                        ----------          ----------
             Total..............................        $   22,927          $    6,339
                                                        ==========          ==========

        ORIGINATIONS, PURCHASES AND SALES OF LOANS. The following table sets forth information with respect to originations and sales of loans during the periods indicated.

                              Year Ended June 30,
                              -------------------
                                1997       1996
                              ---------  --------
                                 (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family.....    $11,444   $10,985
    Multi-family............         --       285
    Commercial..............      5,153     3,629
  Commercial business.......      3,246     1,874
  Commercial leasing........        568        --
  Consumer loans and other..      5,546     3,948
                                -------   -------
    Total loans originated..    $25,957   $20,721
                                =======   =======

Loans purchased:
  Participation loan........    $    --   $    --
  Whole loans...............         --       500
                                -------   -------
     Total loans purchased..    $    --   $   500
                                =======   =======

Loans sold:
  Whole loans...............    $ 1,768   $    --
  Participation loans.......        100        --
                                -------   -------
     Total loans sold.......    $ 1,868   $    --
                                =======   =======

        Historically, the Bank has sold less than 10% of the loans it has originated. In January 1995, the Bank sold $51,000 in education loans to the Student Loan Marketing Association. The Bank may sell loans in whole or a portion of the loan if it exceeds its legal lending limit. In recent years, the Bank has not purchased any whole loans and has no plans to do so in the future. The Bank sold $1.8 million in fixed-rate residential mortgage loans in the secondary mortgage market to FHLMC and participated to another Bank $100,000 in loans, for the year ended June 30, 1997.

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


        The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                             At June 30,
                                                                      ------------------------
                                                                        1997            1996
                                                                      --------        --------
                                                                          (In thousands)
     Loans accounted for on a non-accrual basis:(1)
       Real Estate:
         Residential........................................          $     53        $     23
         Commercial.........................................                19              19
       Consumer and other...................................                 6              --
                                                                      --------        --------
          Total.............................................          $     78        $     42
                                                                      ========        ========
     Accruing loans which are contractually past
       due 90 days or more: (1)
       Real estate:
         Residential........................................          $     23        $    262
         Commercial.........................................                72              45
       Consumer and other...................................                 3               2
                                                                      --------        --------
          Total.............................................          $     98        $    309
                                                                      ========        ========

          Total of non-accrual and 90 days past due loans...          $    176        $    351
                                                                      ========        ========

         Percentage of total loans..........................              0.39%           0.96%
                                                                      ========        ========

         Other non-performing assets (2)....................          $     45        $     49
                                                                      ========        ========

----------------------
        (1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are applied to the outstanding principal balance. The Bank reserves interest on all loans 90 days past due, for which, in the opinion of management, the collection of this interest is questionable. When payments are received on these loans, the payments are applied to reserved interest first with any excess applied to principal.

        (2) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession or accounted for as a foreclosure in substance. This property is carried at the lower of its fair market value or the principal balances of the related loan, is classified as real estate held for sale and is not included in the Bank's capital calculations.

        At June 30, 1997, the Bank had $78,000 in non-accrual loans, and $98,000 in accruing loans 90 days or more past due. Other non-performing assets at June 30, 1997 represents undeveloped lots held for sale, valued at a total of $45,000, which the Bank held, pending improvement in the local real estate market. One lot was sold in 1997.

        During the year ended June 30, 1997, gross interest income of $9,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout these periods.

        At June 30, 1997, loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $195,000.

        Included in these totals at June 30, 1997 and classified as "substandard," all in the Bank's market area, were no loans on single-family residences, two loans on commercial properties totaling $109,000 classified due to delinquency or past credit history, and eight consumer and commercial business loans totaling $76,000. Also included in this total and classified as "substandard," were the lots held by the Bank as real estate held for sale at June 30, 1997 in the amount of $45,000. The Bank determined to hold this property as "real estate owned", pending improvement in the local real estate market. Management considered all of the above items in calculating the Bank's allowance for loan losses. Assets classified as "loss" consisted of one consumer loan.

        In originating loans, the Bank recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate general allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Further, after properties are acquired following loan defaults, additional losses may occur with respect to such properties while the Bank is holding them for sale. The Bank increases its allowances for loan losses and losses on real estate owned by charging provisions for possible losses against the Bank's income. Specific reserves also are recognized against specific assets when warranted. The Bank added additional provisions for loan losses of $141,000 and $81,000, respectively, during the years ended June 30, 1997 and 1996, due to the new business strategies of multi-family, commercial real estate and consumer lending being pursued by the Bank, which types of lending carry increased risks for the Bank in comparison to one- to four-family residential lending.

        As a result of the declines in regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of the institution by federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, requiring significantly increased provisions for potential loan losses. While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

        The following table analyzes activity in the Bank's allowance for loan losses for the periods indicated.

                                                        At June 30,
                                                    -------------------
                                                      1997       1996
                                                    --------   --------
                                                       (In thousands)

         Balance at beginning of period..........   $    227   $    175
                                                    --------   --------
         Loans charged-off:
          Commercial - unsecured.................         --         19
           Consumer..............................         17         10

         Total loans charged-off.................         17         29
                                                    --------   --------

         Provision for loan losses...............        141         81
                                                    --------   --------

         Balance at end of period................   $    351   $    227
                                                    ========   ========
         Ratio of net charge-offs to average
          loans outstanding during the period....       0.04%      0.10%
                                                    ========   ========


        The Bank evaluates the allowance for loan losses on a regular basis. At June 30, 1997, the allowance was 0.77% of total loans, compared to 0.63% of total loans at June 30, 1996. In lieu of the Bank's increased originations of multi-family and commercial real estate loans, and consumer loans, the Bank expects that its provisions for loan losses will increase in future periods to account for the additional risks inherent in these types of lending.

        The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any loan category.

                                                               June 30,
                                       -------------------------------------------------------
                                                 1997                          1996
                                       -------------------------     -------------------------
                                                      Percent                        Percent
                                                      of Loans                       of Loans
                                                     in Category                   in Category
                                                      to Total                       to Total
                                         Amount        Loans           Amount         Loans
                                       -----------   -----------     -----------   -----------
     Real estate - mortgage:
       Residential.................    $        66         59.82%    $        44         66.00%
       Commercial..................            136         19.47              22         15.00
       Construction................             --          0.33              --          3.60
     Commercial business...........             37          5.27              10          3.25
     Commercial leasing............              4          1.09              --            --
     Consumer......................             83         14.02              20         12.15
     Unallocated...................             25            --             131            --
                                       -----------   -----------     -----------   -----------
         Total allowance for loan
           losses..................    $       351        100.00%    $       227        100.00%
                                       ===========   ===========     ===========   ===========

INVESTMENT ACTIVITIES

        GENERAL. The general objectives of the Bank's investment policy are to assure the safe and sound investment of the assets of the Bank, to provide sufficient liquidity to meet operating and funding needs, and to comply with regulatory liquidity requirements. All securities and investments are recorded on the books of the Bank in accordance with generally accepted accounting principles. All purchases of securities and investments conform to the Bank's interest rate risk policy. The type of investments allowed under the investment policy are only those which qualify as liquid investments under current regulations. The Bank's mutual fund investment represents an interest in a money market fund and an adjustable rate mortgage loan fund, neither of which are insured. Bank investments also include the demand, overnight and certificate of deposit accounts at the FHLB of Chicago. Investments may be made in certificates of deposit and savings accounts in other financial institutions insured by the FDIC so long as the total investment with accrued interest does not exceed the $100,000 insurance limit per each institution. Other investments allowed consist of direct U.S. Government obligations and other government agencies that have the full faith and credit backing of the U.S. Government.

        INVESTMENTS. The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments, and FHLB of Chicago stock at the dates indicated.

                                                    At June 30,
                                                -------------------
                                                   1997      1996
                                                --------   --------
                                                   (In thousands)
AVAILABLE FOR SALE
Investment securities:
 U.S. Government and Agency securities........    $3,801     $2,956
 State and municipal obligations..............       388        204
 Mutual funds.................................     1,497      1,488
 Equities.....................................       419        257
FHLB stock....................................       398        214
                                                  ------     ------
   Total available for sale investments.......    $6,503     $5,119
                                                  ======     ======

HELD TO MATURITY
Investment securities:
 U.S. Government and Agency securities........    $   --     $   --
 State and municipal obligations..............        --         --
 Other........................................       633        299
Interest-bearing deposits and mutual fund.....       767      1,129
                                                  ------     ------
   Total held to maturity investments.........    $1,400     $1,428
                                                  ======     ======

        The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at June 30, 1997.


                          One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years  Total Investment Portfolio
                          -----------------  -----------------   -----------------   -------------------  --------------------------
                          Carrying  Average  Carrying  Average   Carrying  Average   Carrying   Average    Carrying  Market  Average
                           Value     Yield     Value    Yield     Value     Yield      Value     Yield      Value     Value   Yield
                          --------  -------  --------  -------   --------  -------   --------  ---------  ---------  ------  -------
                                                                  (Dollars in thousands)
Available for Sale (1, 2)
Investment securities:
 U.S. Government and
   Agency securities.....   $400     6.15%    $2,905    6.71%      $500      8.00%    $   --        --%     $3,805   $3,801   6.82%
 State and municipal
   obligations (2).......     78     4.52        197    4.74        110      5.25         --        --         385      388   4.84%
 Mutual funds............     --       --         --      --         --        --      1,500      6.05       1,500    1,497   6.05%
 Equities................     --       --         --      --         --        --        410      8.02         410      817   8.02%
                            ----              ------               ----               ------                ------   ------
   Total.................   $478     5.88%    $3,102    6.58%      $610      7.50%    $1,910      6.47%     $6,100   $6,503   6.57%
                            ====              ======               ====               ======                ======   ======

--------------------
(1) This schedule uses contractual maturity dates. Some of the securities have call date options.
(2) For financial reporting these securities are valued at estimated fair market value.

        The only investment classified as held to maturity as of June 30, 1997 is an interest in a limited partnership, Boston Capital Corporation Tax Credit Fund V of $633,000. The Bank purchased a one unit investment in this Fund of Class A limited partnership interests. The one unit cost was $788,000 with the first installment paid with the purchase. The April 1, 1997 payment was partially requested by the partnership. The balance is due as follows:

                              Amount
                             (1,000's)
                             ---------

          April 1, 1997          $ 44
          October 1, 1997          95
                                 ----
                                 $139
                                 ====

        It is the intent of the partnership to invest in qualified affordable housing programs to generate Federal Housing Tax Credits. The Bank intends to account for this investment using the amortized cost method. This method requires amortizing the excess of the carrying value over its estimated residual value at the close of the tax credit realization. Annual amortization is proportional to the realization of the tax credits. The limited partnership files a tax return on a calendar basis. Based on the limited partnership 1996 tax year, the Bank was entitled to $25,000 of tax credits and record amortization of the investment carrying value of $16,000

        The Bank had $568,000 in interest bearing deposits and $199,000 in money market mutual funds at June 30, 1997 at rates of 5.98% and 5.16%, respectively.

        MORTGAGE-BACKED SECURITIES. The Bank invests excess funds in mortgage-backed securities, as well as other investments and may increase its investment in this type of security in the future. At June 30, 1997, the total investment in mortgage-backed securities was $1.4 million, with $363,000 in adjustable rate securities, $1.0 million in fixed-rate securities and an average yield of 7.76%. The Bank invests in mortgage-backed securities originated by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the FHLMC.

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

        The Bank has historically invested in mortgage-backed securities as an alternative investment to supplement its lending efforts. Mortgage-backed securities may also be used as collateral for borrowings and through repayments, as a source of liquidity. The Bank transferred all the mortgage-backed securities from held to maturity to available for sale in December 1995.

        The Bank purchases securities through any registered broker or dealer and requires that the securities be delivered to the safekeeping agent of the Savings & Community Bankers Trust Company before the funds are transferred to the broker or dealer. Illinois Guarantee purchases investment securities pursuant to an investment policy established by the Board of Directors.

        The following table sets forth the carrying value of the Bank's mortgage-backed securities at the dates indicated.


                          At June 30,
                     -------------------
                      1997         1996
                     ------       ------
                        (In thousands)

GNMA................ $  776       $  945
FNMA................    241          252
FHLMC...............    405          576
                     ------       ------
                     $1,422       $1,773
                     ======       ======

        The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's mortgage-backed securities at June 30, 1997.


                       One Year or Less    One to Five Years   Five to Ten Years   More than Ten Years   Total Investment Portfolio
                       ----------------    -----------------   -----------------   -------------------   --------------------------
                       Cost     Average    Cost      Average   Cost      Average   Cost        Average   Cost     Market    Average
                       Value     Yield     Value      Yield    Value      Yield    Value        Yield    Value     Value     Yield
                       ------   -------    ------    -------   ------    -------   ------      -------   ------  -------    -------
                                                                   (Dollars in thousands)
GNMA..................  $ --       -- %     $753       8.31%    $ --        -- %    $ --          -- %   $  753   $  776      8.31%
FNMA..................    --       --         --         --      238      7.42        --          --        238      241      7.42
FHLMC.................   335     6.62         71       8.40       --        --        --          --        406      405      6.93
                        ----                ----                ----                ----                 ------   ------
  Total.............    $335     6.62%      $824       8.32%    $238      7.42%     $ --          -- %   $1,397   $1,422      7.76
                        ====                ====                ====                ====                 ======   ======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

        GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from principal repayments and interest payments on loans and investments as well as other sources arising from operations in the production of net earnings. Loan prepayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes.

        DEPOSITS. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including passbook savings, NOW accounts, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

        The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside of its primary market. The Bank generally does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

        For more information on the Bank's deposit accounts, see Note F of Notes to Consolidated Financial Statements.

        The following table sets forth the Bank's certificates of deposit accounts classified by actual rates at the dates indicated.

                         At June 30,
                    --------------------
                     1997          1996
                    -------      -------
                       (In thousands)

2 - 3.99%.........  $   121      $     8
4 - 5.99%.........   21,926       24,599
6 - 7.99%.........    3,617        2,384
8 - 9.99%.........       42           42
                    -------      -------
                    $25,706      $27,033
                    =======      =======

        The following table sets forth the amount and maturities of certificates of deposit accounts in actual rate categories at June 30, 1997.

                                                  Amount Due
                               ----------------------------------------
                               Less Than                         After
Rate                           One Year   1-2 Years  2-3 Years  3 Years   Total
----                           ---------  ---------  ---------  -------  -------
                                                (In thousands)

3 - 3.99%....................    $   100     $   --     $   --  $    21  $   121
4 - 4.99%....................        582         --         --       --      582
5 - 5.99%....................     15,084      4,720        869      671   21,344
6 - 6.99%....................        248      1,473      1,408      488    3,617
7 - 7.99%....................         --         --         --       --       --
8 - 8.99%....................         --         --         --       --       --
9 - 9.99%....................         42         --         --       --       42
                                 -------     ------     ------   ------  -------
                                 $16,056     $6,193     $2,277   $1,180  $25,706
                                 =======     ======     ======   ======  =======

        The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at June 30, 1997.

                                                  Certificates
           Maturity Period                         of Deposit
           ---------------                        ------------
                                                 (In thousands)

           Three months or less................         $  345
           Over three through six months.......             --
           Over six through twelve months......          1,114
           Over twelve months..................            964
                                                        ------
              Total............................         $2,423
                                                        ======

        The following table sets forth the average balances and interest rates based on monthly balances for transaction accounts and certificates of deposit for the periods indicated.

                                    Year Ended June 30,
                        --------------------------------------------
                                1997                   1996
                        ---------------------  ---------------------
                        Interest-              Interest-
                        Bearing                Bearing
                        Demand      Time       Demand      Time
                        Deposits    Deposits   Deposits    Deposits
                        ----------  ---------  ----------  ---------
                                   (Dollars in thousands)

Average balance........    $10,248    $28,074      $7,685    $25,679
Average rate...........       3.80%      5.36%       3.74%      5.35%

        The following table sets forth the change in dollar amount of interest-bearing deposits in the various types of accounts offered by the Bank between the dates indicated (in thousands).

                                                          Increase
                               Balance at                (Decrease)   Balance at
                                June 30,       %          from June    June 30,       %
                                 1997       Deposits      30, 1996      1996       Deposits
                               ----------  ----------    ----------   ----------  ----------
                                                      (Dollars in thousands)

NOW, Super NOW and other
  transaction accounts.........   $ 2,076        5.03%     $   776      $ 1,300         3.64%
Money market deposit accounts..     2,457        5.96           26        2,431         6.81
Passbook savings...............    11,004       26.68        6,093        4,911        13.77

Certificates:
  6 months or less.............     5,457       13.23       (2,283)       7,740        21.70
  6 months through 1 year......     4,617       11.20       (1,510)       6,127        17.17
  1 year through 3 years.......    13,884       33.66        3,658       10,226        28.66
  More than 3 years............     1,748        4.24       (1,192)       2,940         8.24
                                  -------      ------      -------      -------       ------
     Total.....................   $41,243      100.00%     $ 5,568      $35,675       100.00
                                  =======      ======      =======      =======       ======

        The following table sets forth deposit activities of the Bank for the years indicated.

                                                            Year Ended June 30,
                                                         -------------------------
                                                           1997            1996
                                                         --------        ---------
                                                              (In thousands)

Deposits..........................................       $115,803        $ 58,051
Withdrawals.......................................        110,535         (55,541)
                                                         --------        --------
                                                            5,268           2,510
Interest credited.................................          1,846           1,335
                                                         --------        --------
     Net increase (decrease) in savings deposits..       $  7,114        $  3,845
                                                         ========        ========


        Management attributes the net increase in deposits for 1997 to increased presence in the Bank's market area. The Bank has adopted new business strategies to increase its presence which was also enhanced by the stock conversion in September 1995.

        BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank had $8.0 million in advances from the FHLB as of June 30, 1997, which consisted of one fixed rate advance maturing February 21, 2000 at 5.48% rate of interest, payable monthly, in the amount of $1.5 million. An additional fixed rate advance maturing July 15, 1997 at 5.72% rate of interest, payable monthly, in the amount of $1.5 million. The Bank's daily advance from the FHLB amounted to $5.0 million at 5.76% average monthly rate of interest which can adjust daily.

        The FHLB of Chicago functions as a central reserve bank providing credit for savings institutions and certain other financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by the United States) provided certain standards related to creditworthiness have been met.

SUBSIDIARY ACTIVITIES

        ILLINOIS LEASING CORPORATION. Illinois Leasing Corporation ("ILC") is a subsidiary incorporated to conduct leasing and lease brokering activities outside of the banking activities of Illinois Community Bank. ILC is wholly owned by the Company and was incorporated during the year ended June 30, 1997. The operations of ILC are currently insignificant in comparison to the retail operations of the Company. During the year ended June 30, 1997, ILC originated thirteen commercial leases, primarily operating leases, in the total among of $567,000. ILC generated $5,000 in net consolidated income for the year ended June 30, 1997. The operations of ILC have been consolidated into those of the Company.

        ILLINOIS FINANCIAL CORPORATION. Illinois Financial Corporation (IFC) is a subsidiary incorporated to render financial services in the Bank's market area. IFC is wholly owned by the Company and was incorporated during the year ended June 30, 1997. IFC did not have any operational activities in the year ended June 30, 1997.

        ILLINOIS GUARANTEE SERVICE CORPORATION. The Bank has one service corporation, Illinois Guarantee Service Corporation. The primary purpose of the corporation is to provide credit insurance products to existing Bank borrowers. The Bank's investment in this service corporation was $26,000 at June 30, 1997, with no commitments for further investment, and the service corporation generated $5,000 in net income for the Bank during the year ended June 30, 1997.

COMPETITION

        The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits primarily comes from other commercial banks and savings institutions located in or near the Bank's primary market area. Additional significant competition for savings deposits comes from credit unions, money market funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies. Management considers the Bank's competitors in its market area to consist of six commercial banks and one savings institution located outside of its market area. Overall, management believes that the Bank is the smallest of the financial institutions competing for deposits and loans in its market area.

        The Bank is able to compete effectively in its primary market by offering competitive interest rates and loan fees, providing a wide variety of deposit products, and by emphasizing personal customer service. Management believes that, as a result of the Bank's commitment to varied products and personal service, the Bank has developed a solid base of core deposits and the Bank's loan origination quality is among the leaders in the Bank's market area.

                                  REGULATION

REGULATION OF THE COMPANY

        GENERAL. The Company is a bank holding company within the meaning of the Bank Holding Company Act ("BHCA"). As such, the Company is registered with the Federal Reserve Board and subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

        Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

        Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

        Additionally, beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also be subject to the nationwide and statewide insured deposit concentration amounts described above.

        The Riegle-Neal Act authorizes the Office of Comptroller of the Currency ("OCC") and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

        The BHCA also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the Federal Reserve Board's regulations thereunder. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

        CAPITAL ADEQUACY. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "--Regulation of the Bank -- Capital Adequacy."

        DIVIDENDS AND DISTRIBUTIONS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

        Bank holding companies are required to give the Federal Reserve Board notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

REGULATION OF THE BANK

        GENERAL. The Bank is an Illinois state chartered commercial bank, a member of the FHLB of Chicago and its deposits are insured by the FDIC through the SAIF. The lending activities and other investments of the Bank must comply with various state and federal regulatory requirements. The Bank is subject to extensive governmental regulation and periodic regulatory reporting requirements. The regulations by various governmental entities, as well as Federal and State laws of general application affect the Bank in many ways including but not limited to: requirements to maintain reserves against deposits, payment of FDIC insurance, restrictions on investments, establishment of lending limits and payment of dividends. The Bank is primarily supervised and examined by OBRE, and specifically the Illinois Commissioner of Banks and Real Estate (the "Commissioner") and the FDIC. The FDIC as well as the State of Illinois have the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF (up to the legal maximum of $100,000 for each insured depositor). The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or discussed elsewhere herein.

        CAPITAL ADEQUACY. The Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state member banks, such as the Bank. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

        The regulations of the Federal Reserve Board require bank holding companies and state member banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

        The risk-based capital rules of the Federal Reserve Board require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

        The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

        The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at June 30, 1997.

                                                                                                                  To Be Well
                                                                                                               Capitalized Under
                                                                                             For Capital       Prompt Corrective
                                                                       Actual             Adequacy Purposes    Action Provisions
                                                                   ---------------        -----------------    -----------------
                                                                   Amount    Ratio         Amount    Ratio      Amount    Ratio
                                                                   ------    -----         ------    -----      ------    -----
                                                                                      (Dollars in thousands)
As of June 30, 1997:
   Total Capital (to Risk Weighted Assets)..................       $6,478    16.51%        $3,140    8.0%       $3,924    10.0%
   Tier 1 Capital (to Risk Weighted Assets).................        6,176    15.74          1,570    4.0         2,355     6.0
   Tier 1 Capital (to Average Assets).......................        6,176    10.74          2,301    4.0         2,876     5.0
(1)Reconciliation from GAAP capital to tangible capital:
                                                        (In thousands)
    GAAP capital..........................................  $6,499
    Real estate held for investment.......................      45
    Unrealized gains on available-for-sale securities.....     278
                                                            ------
                                                            $6,176
                                                            ======

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restriciting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring the senior executive officers or directors by dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

        Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

        At June 30, 1997, the Bank exceeded all regulatory minimum capital requirements.

        DIVIDEND RESTRICTIONS. Under the Illinois Banking Act, Illinois-chartered banks, such as the Bank, may not pay, without prior regulatory approval, dividends in excess of their net profits. The payment of dividends by any financial institution is affected by the requirements to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 1997. Notwithstanding the availability of funds for dividends, however, the federal banking regulators may prohibit the payment of any dividends by the Bank if they determine such payment would constitute an unsafe or unsound practice.

        SUPERVISORY ASSESSMENTS. Illinois banks are required to pay supervisory fees to the Commissioner to fund the operations of that state agency. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the agency. The amount of such fees was not material to the Bank's operations during the year ended June 30, 1997.

        DEPOSIT INSURANCE. Because the Bank was a savings association prior to the Bank Conversion, its deposits continue to insured by the SAIF rather than by the Bank Insurance Fund ("BIF") which generally insured the deposits of commercial banks. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

        Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups-- "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

        For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an expense of $208,000 during the first quarter of fiscal 1997, the quarter ended September 30, 1996.

        The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

        TRANSACTIONS WITH AFFILIATES. Transactions between a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity which controls, is controlled by or is under common control with the state member bank. In a holding company context, the parent holding company of a state member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state member bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the state member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

        LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. State member banks such as the Bank, are also subject to the restrictions contained in
Section 22(h) and 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a state member bank and certain affiliated interests of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a state member bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the state member bank with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation plan that is widely available to other employees and does not give preference to insiders.
Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions be approved by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

        LIMITS ON LOANS TO ONE BORROWER. State member banks, such as the Bank generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the savings institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.

        At June 30, 1997, the maximum amount that the Bank could have loaned to any one borrower without prior approval was $1.3 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $1.0 million.

        TRANSACTIONS WITH AFFILIATES. Transactions between a state member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity which controls, is controlled by or is under common control with the state member bank. In a holding company context, the parent holding company (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state member bank. Generally, Sections 23A and 23B (i) limit the extent to which the state member bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates in an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of an affiliate, except for affiliates which are subsidiaries of the state member bank.

        BRANCHING AUTHORITY. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. As noted above, effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allowed banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Act by enacting appropriate legislation prior to June 1, 1997. Illinois enacted legislation permitting interstate mergers beginning on June 1, 1997.

        STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks, such as the Bank, are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

        FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Chicago, the Bank is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Chicago, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Chicago stock at June 30, 1997, of $398,000. The FHLB of Chicago serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Chicago. Long-term advances may only be made for the purpose of providing funds for residential housing finance. The Bank had $8.0 million in advances outstanding from the FHLB of Chicago with $35,000 of accrued interest payable as of June 30, 1997. The advances consisted of a one fixed rate advance maturing February 21, 2000 at 5.48% rate of interest, payable monthly, in the amount of $1.5 million. An additional fixed rate advance maturing July 15, 1997 at 5.72% rate of interest, payable monthly, in the amount of $1.5 million. The Bank's daily advance from the FHLB amounted to $5.0 million at 5.76% average monthly rate of interest which can adjust daily.

        FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their net transaction accounts. This percentage is subject to adjustment by the Federal Reserve Board. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Bank met its reserve requirements.

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

        The federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under such regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a depository institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level is deemed "well-capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6% or greater; and
(iii) a leverage ratio of 5% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well-capitalized and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based capital ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater (or 3% or greater if the institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a depository institution that has (i) a total risk-based capital ratio less than 8%; or (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4% (or 3% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6%; or
(ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%. A "critically undercapitalized" depository institution is defined as a depository institution that has a ratio of "tangible equity" to total assets that is equal to or less than 2%. "Tangible equity" is defined as core capital plus the institution's outstanding cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the federal banking agency determines, after notice and an opportunity for a hearing, that the depository institution is in an unsafe or unsound condition or if the federal banking agency determines that the institution has received and not corrected a less-than-satisfactory rating. As of June 30, 1997, the Bank was classified as "well-capitalized" under the prompt corrective action regulations.

        Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

        Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

                                   TAXATION

        The Company and its subsidiaries will file a consolidated federal income tax return on a June 30 fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

        The Company's and the Bank's federal income tax returns have not been audited in the last five years.

        For additional information regarding federal income taxes, see Notes H and I of Notes to Consolidated Financial Statements.

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

        For additional information regarding taxation, see Note I of Notes to Consolidated Financial Statements.

                                   EMPLOYEES

        At June 30, 1997, the Bank had 29 full-time and six part-time employees. The Company has no separate employees, except those of the Bank. None of the Bank's employees is represented by a collective bargaining agreement. The Bank believes that it enjoys good relations with its personnel.

EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

        The Bank has made significant changes in its management personnel. For more information, see "Changes in Key Management Personnel." The current management of the Bank is described below.

        JOHN H. LEONARD has been in the financial institutions industry for more than 22 years and currently serves as Senior Vice President and Chief Credit Officer, a position he has held since May 1996. Prior to that time, Mr. Leonard was Assistant Vice-President/Commercial Loan Officer of Citizens Bank of Illinois in Effingham, Illinois. He is a Director for the Effingham Chamber of Commerce and a Director for the Effingham Family YMCA.

        GERALD E. LUDWIG is owner of Ludwig Medical, Inc., a manufacturer of plastic disposable medical devices. Mr. Ludwig was elected Chairman of the Board and Chief Executive Officer of the Bank on April 18, 1995. Mr. Ludwig also serves as Chairman of the Company.

        DOUGLAS A. PIKE has been in the financial institutions industry for more than 12 years and joined the Bank in February 1995 as Vice President of Lending. Mr. Pike was appointed President and Chief Operating Officer of the Bank on
June 20, 1995. Prior to joining the Bank, he served as loan officer of Effingham State Bank and, prior to that, as consumer loan officer of First National Bank of Effingham, both in Effingham, Illinois. Mr. Pike is a Commissioner for the Effingham City Council, and a Director for the Effingham County Community Development Corporation. Mr. Pike also serves as President of the Company.

        RONALD R. SCHETTLER has been in the financial institutions industry for more than 29 years, and currently serves as Senior Vice President of the Bank in charge of administration and investments, a position he has held since joining the Bank in June 1995. Prior to that time, Mr. Schettler was Vice President of Effingham State Bank in Effingham, Illinois. He is a member of the United Methodist Church, the Scottish Rite, the Effingham Chamber of Commerce and the Master Masons. Mr. Schettler also serves as director of the Company.

        DONNIE U. DUEKER has been in the financial institution industry for more than 8 years and currently serves as Vice President and Trust Officer of the Bank, while also serving as a General Securities Representative for the Bank and Primevest Financial Services, Inc. Prior to working for the Bank, Mr. Dueker was Assistant Vice President and Trust Officer of Citizens Trust Company in Effingham, Illinois. He is a member of the Presbyterian Church and served as Secretary and Treasurer as a member of the Effingham County United Way Board of Directors.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

        The following table sets forth certain information at June 30, 1997 regarding the Bank's office facilities, which are owned by the Bank, and certain other information relating to this property at that date.


                         Year Completed   Square Footage   Net Book Value
                         --------------   --------------   --------------
Main Office:

 210 E. Fayette Avenue
 Effingham, Illinois           1970             2,940          $  239

Mid-America Office:

 1300 North Keller Drive
 Effingham, Illinois           1997(1)         10,000          $1,762

----------------------
(1) The branch, a two story building with a basement, was completed in January of 1997. This facility was constructed in a high traffic area of Effingham to increase needed office space and increase market awareness. The lending operation of Illinois Community Bank is primarily located at this branch. In addition, a portion of this branch is rented until the Bank needs additional space.

        At June 30, 1997, the net book values of the Bank's computer equipment and other furniture, fixtures and equipment totaled $741,000. For more information, see Note F of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or its subsidiary is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------------------------------------------------------------------------
        MATTERS
        -------

        The information contained under the section captioned "Market Information" in the Annual Report to Stock holders for the Fiscal Year Ended June 30, 1997 (the "Annual Report") is incorporated herein by reference. For information regarding restrictions on the payment of dividends see Item 1. "Business -- Regulation -- Dividend Limitations."

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


                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
-----------------------------------------------------------------------
         WITH SECTION 16(A) OF THE EXCHANGE ACT
         --------------------------------------

         The information contained under the section captioned "Proposal I-- Election of Directors" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         During the year ended June 30, 1997, the Registrant's directors and officers complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The information contained under the section captioned "Proposal I-- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

                                    PART IV

ITEM 13.  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
----------------------------------------------------------------

(a) 1. Independent Auditors' Report (incorporated by reference to the Annual Report)

          Consolidated Financial Statements (incorporated by reference to the Annual Report)

          (a) Consolidated Statements of Financial Condition at June 30, 1997 and 1996

          (b) Consolidated Statements of Earnings for the Years Ended June 30, 1997 and 1996

          (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997 and 1996

          (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 1997 and 1996

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

                                                                                    Page No.
                                                                                in Sequentially
      No.    Description                                                         Numbered Copy
     -----   -----------                                                        ---------------
      (3a)   Articles of Incorporation of Illinois Community Bancorp, Inc.              *

      (3b)   Bylaws of Illinois Community Bancorp, Inc.                                 *

      (4)    Common Stock Certificate of Illinois Community Bancorp, Inc.               *

     (10a)   Illinois Community Bancorp, Inc. Stock Option Plan                         *

     (10b)   Illinois Community Bancorp, Inc. Management Recognition Plan               *

     (10c)   Retirement Plan for Non-employee Directors                                 *

     (10d)   Profit Sharing Plan                                                        *

     (10e)   Employment Agreement between the Bank and Douglas A. Pike                  *
             dated January 16, 1996

   (10f)      Employment Agreement between the Bank and Ronald R. Schettler
              dated January 16, 1996                                                    *

   (10g)      Employment Agreement between the Bank and John H. Leonard                **
              dated May 13, 1996

   (13)       Annual Report to Stockholders for the Fiscal Year Ended
              June 30, 1997

   (21)       Subsidiaries of the Registrant

   (27)       Financial Data Schedule

----------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-4 (333-3322) filed with the Securities and Exchange Commission on April 9, 1996.
**  Previously filed.

(b) During the last quarter of the fiscal year ended June 30, 1997, the Bank did not file any Current Reports on Form 8-K.

(c) All required exhibits are filed as attached.

(d) No financial statement schedules are required.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ILLINOIS COMMUNITY BANCORP, INC.

Date: September 30, 1997           By: /s/ Gerald E. Ludwig
                                      -----------------------------------------
                                           Gerald E. Ludwig
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           Duly Authorized Representative

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Gerald E. Ludwig                        Date: September 30, 1997
   -----------------------------------------
        Gerald E. Ludwig
        Chairman of the Board
        (Principal Executive Officer)


By: /s/ Michael F. Sehy                         Date: September 30, 1997
   -----------------------------------------
        Michael F. Sehy
        Vice Chairman of the Board


By: /s/ Douglas A. Pike                         Date: September 30, 1997
   -----------------------------------------
        Douglas A. Pike
        Director and President (Principal
        Financial and Accounting Officer)


By: /s/ Milton Hinkle                           Date: September 30, 1997
   -----------------------------------------
        Milton Hinkle
        Director


By: /s/ Frederick C. Schaefer                   Date: September 30, 1997
   -----------------------------------------
        Frederick C. Schaefer
        Director


By: /s/ Ernest E. Garbe                         Date: September 30, 1997
   -----------------------------------------
        Ernest E. Garbe
        Director


By: /s/ Garrett M. Andes, II                    Date: September 30, 1997
   -----------------------------------------
        Garrett M. Andes, II
        Director


By: /s/ Scott R. Kabbes                         Date: September 30, 1997
   -----------------------------------------
        Scott R. Kabbes
        Director


By: /s/ Ronald R. Schettler                     Date: September 30, 1997
   -----------------------------------------
        Ronald R. Schettler
        Director

                               INDEX TO EXHIBITS



     (3a)   Articles of Incorporation of Illinois Community Bancorp, Inc. *
     (3b)   Bylaws of Illinois Community Bancorp, Inc. *
     (4)    Common Stock Certificate of Illinois Community Bancorp, Inc. *
     (10a)  Illinois Community Bancorp, Inc. Stock Option Plan *
     (10b)  Illinois Community Bancorp, Inc. Management Recognition Plan *
     (10c)  Retirement Plan for Non-employee Directors *
     (10d)  Profit Sharing Plan *
     (10e) Employment Agreement between the Bank and Douglas A. Pike dated January 16, 1996 *
     (10f) Employment Agreement between the Bank and Ronald R. Schettler dated January 16, 1996 *
     (10g)  Employment Agreement between the Bank and John H. Leonard dated
            May 13, 1996 **
     (13)   Annual Report to Stockholders for the Fiscal Year Ended June 30,
            1997
     (21)   Subsidiaries of the Registrant
     (27)   Financial Data Schedule
----------------
* Incorporated by reference to the Corporation's Registration Statement on Form S-4 (333-3322) filed with the Securities and Exchange Commission on April 9, 1996.
**  Previously filed.