Form 10QSB
period 1997-09-30
ILLINOIS COMMUNITY BANCORP INC
filed 1997-11-13
CIK 1011941

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997
                                       ------------------
                               OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

                   Commission File No. 0-21347

                  ILLINOIS COMMUNITY BANCORP, INC.
     ----------------------------------------------------
    (Exact name of registrant as specified in its charter)


           ILLINOIS                           37-1361560
-------------------------------           -------------------
(State of other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)


210 E. Fayette, Effingham, Illinois                 62401
--------------------------------------           ----------
(Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code:(217)347-7127
                                                   -------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES      X               NO
              ------                ------
  Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest
practicable date.
                                       Shares outstanding
           Class                      at November 10, 1997
-----------------------------         --------------------
Common Stock, Par Value $0.01              502,550

                  ILLINOIS COMMUNITY BANCORP, INC.

                        Index to Form 10-QSB


 PART I FINANCIAL INFORMATION                         PAGE NO.

   Item 1.  Financial Statements

            - Consolidated Statements of
              Financial Condition                         1

            - Consolidated Statements of Income           2

            - Consolidated Statement of
              Stockholders' Equity                        3

            - Consolidated Statement of Cash Flows        4

            - Notes to Consolidated Financial
              Statements                                  6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    8


 PART II OTHER INFORMATION

   Item 1.  Legal Proceedings                            14

   Item 2.  Changes in Securities                        14

   Item 3.  Defaults Upon Senior Securities              14

   Item 4.  Submission of Matters to a Vote of
            Security Holders                             14

   Item 5.  Other Information                            14

   Item 6.  Exhibits and Reports on Form 8-K             14


  SIGNATURES                                             15

        ILLINOIS COMMUNITY BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                 September 30      June 30
                                                     1997            1997
                                                 ------------    -----------
                                                  Unaudited        Audited
                                                 ------------    -----------
                                                           (1,000's)
                                                 ---------------------------
ASSETS
Cash and Cash Equivalents:
  Cash                                            $   2,028       $   1,708
  Interest bearing deposits                             355             767
                                                  ---------       ---------
     Total Cash and Cash Equivalents                  2,383           2,475

  Securities available for sale, amortized cost
   of $7,600 and $7,497 at September 30, 1997
   and June 30, 1997, respectively                    7,853           7,925
  Securities held to maturity, estimated market
   value of $633 and $633 at September 30, 1997
   and June 30, 1997, respectively                      633             633
  Loans receivable, net                              45,414          45,219
  Accrued interest receivable                           388             453
  Premises and equipment, net                         2,702           2,742
  Real estate held for sale                              45              45
  Prepaid income taxes                                    0             121
  Organization expense                                   67              71
  Other assets                                           95             115
                                                  ---------       ---------
       Total Assets                               $  59,580       $  59,799
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                        $  43,101       $  43,662
  Advances from Federal Home Loan Bank                8,458           7,958
  Other borrowings                                      306             316
  Advances from borrowers for taxes and insurance        47              79
  Accrued interest payable                              160             154
  Accrued income taxes                                   11               0
  Deferred income taxes                                  36              97
  Accrued dividends                                       0              75
  Other liabilities                                     520             366
                                                  ---------       ---------
       Total Liabilities                             52,639          52,707
                                                  ---------       ---------
  Commitments and Contingencies

  Stockholders' Equity
    Common stock, $0.01 par value; authorized
     4,000,000 shares 502,550 shares issued
     and outstanding                                      5               5
    Paid-in capital                                   4,693           4,693
    Retained earnings                                 2,553           2,432
    Unrealized gain on securities held
     available for sale                                 165             278
    Unearned employee stock ownership plan             (306)           (316)
    Stock held for benefit plan                        (169)              0
                                                  ---------       ---------
       Total Stockholders' Equity                     6,941           7,092
                                                  ---------       ---------

       Total Liabilities and Stockholders' Equity $  59,580       $  59,799
                                                  =========       =========

        ILLINOIS COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                                                        Three Months Ended
                                                           September 30
                                                     -----------------------
                                                      1997             1997
                                                     ------           ------
                                                            (1,000's)
                                                     -----------------------
Interest income:
   Interest on loans                                 $   929          $   772
   Interest and dividends on securities                  139              123
                                                     -------          -------
     Total interest income                             1,068              895
                                                     -------          -------
Interest expense:
   Interest on deposits                                  519              443
   Interest on Federal Home Loan Bank advances           122               45
   Interest on other borrowings                            7                6
                                                     -------          -------
     Total interest expense                              648              494
                                                     -------          -------
     Net interest income                                 420              401

Provision for loan losses                                 16               82
                                                     -------          -------
     Net interest income after provision for
      loan losses                                        404              319
                                                     -------          -------
Non-interest income:
  Other fees                                              45               21
  Gain on sale of securities                             212                0
  Other                                                   34               11
                                                     -------          -------
     Total other income                                  291               32
                                                     -------          -------

Non-interest expense:
  Compensation and employee benefits                     273              199
  Occupancy and equipment                                101               51
  Data processing                                         28               24
  Audit, legal and other professional                     24               40
  SAIF deposit insurance                                   7               20
  SAIF assessment                                          0              211
  Advertising                                              8                9
  Other                                                   66               46
                                                     -------          -------
                                                         507              600
                                                     -------          -------
     Income before income taxes                          188             (249)

Provision for (benefit from) income taxes                 67              (81)
                                                     -------          -------
     Net Income (Loss)                               $   121          $  (168)
                                                     =======          =======
Earnings (Loss) Per Share                            $   .26          $  (.36)
                                                     =======          =======

                 ILLINOIS COMMUNITY BANCORP, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited)



                                                               Unearned      Unrealized
                                                               Employee      Gain (Loss)
                                                                 Stock      on Securities    Stock
                              Common    Paid-in    Retained    Ownership      Available       Held
                              Stock     Capital    Earnings      Plan       For Sale, Net    for MRP     Total
                             -------    -------    --------    ---------    -------------    -------    -------
                                                                 (1,000's)
                             ----------------------------------------------------------------------------------
Balance at June 30, 1997     $     5    $ 4,693    $  2,432    $   (316)      $    278       $     0    $ 7,092

Net income                         0          0         121           0              0             0        121

Change in unrealized gain
 gain on securities
 available for sale                0          0           0           0           (113)            0       (113)

Shares purchased                   0          0           0           0              0          (169)      (169)

Shares released for
 allocation                        0          0           0          10              0             0         10
                             -------    -------    --------    --------       --------       -------    -------
Balance at September
 30, 1997                    $     5    $ 4,693    $  2,553    $   (306)      $    165       $  (169)   $ 6,941
                             =======    =======    ========    ========       ========       =======    =======

            ILLINOIS COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        Three Months Ended
                                                           September 30
                                                     -----------------------
                                                       1997           1997
                                                     --------       --------
                                                            (1,000's)
                                                     -----------------------
Operating activities:
  Net income (loss)                                  $    121       $   (168)
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Provision for depreciation and amortization            67             17
    Provision for loan losses                              16             82
    Net amortization and accretion of securities            1              1
    Amortization of organization cost                       4              0
    Decrease (increase) in accrued interest receivable     65            (23)
    Increase in other repossessed property                  0              0
    Decrease (increase) in other assets                    20             (5)
    Increase in accrued interest payable                    6              7
    Increase (decrease) in accrued income taxes           132            (88)
    Increase in deferred income taxes                       0             25
    Increase in other liabilities                         154             90
    Gain on sale of securities                           (212)             0
    ESOP benefit expense                                   10             10
                                                     --------       --------
       Net cash provided by (used in) operating
        activities                                        384            (52)
                                                     --------       --------
Investing activities:
  Proceeds from matured securities available
   for sale                                             1,000            800
  Proceeds from sale of securities available
   for sale                                             1,225              0
  Purchase of securities held to maturity
   and certificates of deposit                              0            (99)
  Purchase of securities available for sale            (2,333)          (427)
  Proceeds from sale of loans                             747              0
  Increase in loans receivable                           (958)        (3,377)
  Repayment of mortgage-backed securities                 216             82
  Purchase of premises and equipment                      (26)          (360)
                                                     --------       --------
      Net cash used in investing activities              (129)        (3,381)
                                                     --------       --------

             ILLINOIS COMMUNITY BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Three Months Ended
                                                           September 30
                                                     -----------------------
                                                       1997           1997
                                                     --------       --------
                                                            (1,000's)
                                                     -----------------------
Financing activities:
  Net (decrease) increase in deposits                $   (561)      $  1,776
  Advances from Federal Home Loan Bank                    500          2,150
  Decrease in advances from borrowers
   for taxes and insurance                                (32)           (66)
  Repayment Employee Stock Ownership Plan loan            (10)           (10)
  Dividends paid                                          (75)             0
  Purchase of MRP Plan stock                             (169)             0
                                                     --------       --------
     Net cash provided by (used in) financing
      activities                                         (347)         3,850
                                                     --------       --------

     Increase (decrease) in cash and cash equivalents     (92)           417

Cash and cash equivalents at beginning of period        2,475            407
                                                     --------       --------
Cash and cash equivalents at end of period           $  2,383       $    824
                                                     ========       ========
Supplemental Disclosures:
  Additional Cash Flows Information:
    Cash paid for:
      Interest on deposits, advances and
       other borrowings                              $    642       $    437
    Income taxes:
      Federal                                        $      0       $      0

Unrealized gain on securities available for sale     $   (175)      $     51

Deferred taxes on unrealized gain on securities
 available for sale                                        61            (18)


                     ILLINOIS COMMUNITY BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Illinois Community Bancorp, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Illinois Guarantee Bank, FSB (the
     Bank)'s annual report on Form 10-KSB for the year ended June 30, 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at September 30, 1997, and the results of its operations and cash flows for the three months ended September 30, 1997 and 1996. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

     In conjunction with the conversion, an employee stock ownership plan established by the Bank borrowed $402,040 from a third party to purchase 40,204 shares of common stock issued by the Bank. As of September 30, 1997, the outstanding loan balance is recorded as a liability and, a corresponding amount is reflected as a reduction to stockholders' equity.

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

(4)  Bank Charter
     ------------

     On April 21, 1997, Illinois Guarantee Savings Bank changed its name to Illinois Community Bank and its charter from a federal savings bank to an Illinois chartered commercial bank. Also on this date the Company became a bank holding company regulated by the Board of Governors of the Federal Reserve, upon its conversion from a Thrift Holding Company.

                     ILLINOIS COMMUNITY BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Earnings Per Share
     ------------------

     Only ESOP shares that are committed to be released are considered outstanding for earnings per share calculations. Earnings per share have been calculated based on 471,066 and 466,969 shares for the three months ended September 30, 1997 and 1996, respectively.

(6)  Employee Stock Ownership Plan
     -----------------------------

     In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired $40,204 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was $10,000 for the three months ended September 30, 1997 and 1996, respectively.

     The ESOP shares at September 30, 1997 were as follows:

       Allocated shares                        $    8,643
       Shares released for allocation               1,005
       Unallocated shares                          30,556
                                               ----------
       Total ESOP shares                           40,204
                                               ==========
       Fair value of unallocated shares        $  408,687
                                               ==========

(7)  Management Recognition Plan

     The Company approved the establishment of the Management Recognition Plan "MRP" with the objectives to enable the Company to attract and retain personnel of experience and ability in key positions of responsibility. The stockholders approved the MRP at the annual meeting on July 23, 1996. Those eligible to receive benefits under the MRP will be on a discretionary basis and the MRP is a non-qualified plan that will be managed through a separate trust. The Company will contribute sufficient funds to the MRP for the purchase of up to 20,102 shares of common stock. Automatic grants will be made to the nonemployed directors, with two years continuous service prior to the effective plan date, of the lesser of 5% of the plan shares per Director or 30% of the plan shares in the aggregate. Nonemployed directors who join the Board within the two year period before the effective date or after the effective date shall receive up to 2% of the plan shares. These awards will vest 20% on each anniversary date except in the case of participant's death or disability where all shares awarded will vest immediately. The Company intends to expense the MRP awards over the years during which the shares are payable, based on the market value of the common stock at the time of the grant. The Company, on July 8, 1997, purchased 13,400 shares of its stock for $169,000. These shares will be used to fund the MRP. Compensation expense related to the MRP was $12,000 for the quarter ended September 30, 1997.

                     ILLINOIS COMMUNITY BANCORP, INC.

          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

GENERAL

The principal business of the Company is the business of the Bank. Therefore, substantially all of the discussion in the Form 10-QSB relates to the operations of the Bank. The business
of the Bank consists of attracting   deposits from the general
public and using these funds to originate residential mortgage and home equity loans, business loans, multi-family and commercial real estate loans, automobile loans, and consumer loans. To a lesser extent, the Bank invests in interest-bearing deposits, U.S. Government and federal agency securities, mortgage-backed securities and local municipal securities. The Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits and Federal Home Loan Bank short term borrowings. Net interest income is affected by the relative amounts of interest-earning assets approximate or exceed interest-bearing liabilities, a positive interest rate spread will generate new interest income.

The Bank's profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of loan fees and late charges, recently supplemented by fees generated from the sales of qualified mortgage loans to the secondary mortgage market, and by commissions generated through Trust and Brokerage services. Non-interest expense consists of salaries and benefits, occupancy related expenses, deposit insurance premiums, and other operating expenses.

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

BUSINESS STRATEGY

New management joined the Bank in 1995 and the managerial structure has developed in accordance with new business strategies intended to increase presence, new market segment penetration, and overall market share in its primary market area of Effingham County, Illinois ("Primary Market Area"). These new strategies, under the guidance and implementation of the newly formed management team, have increased lending activities, non-traditional banking services activities, and sources of fee income. New business development strategies include (i) hiring of experienced commercial banking personnel including a new Chief Credit Officer, Chief Administrative Officer, Controller, and a Trust and Investment Management Officer; (ii) instituting a manager call program encouraging direct contact with local businesses, property developers, realtors, home builders, auto dealers and others; (iii) improving customer service, educating staff, and developing a sales culture bank wide. Illinois Leasing Corporation, Inc., a subsidiary of the holding company, has provided enhanced services in its first year of operation in the form of commercial equipment leasing and alternatives to traditional commercial lending. The Bank's Trust and Investment Management Center began operations in April, 1997. Full service brokerage and investment management services, offered at the bank through our affiliate PRIMEVEST Financial Services, allows the Bank to better serve our customers' overall long term investment and financial planning needs.

                    ILLINOIS COMMUNITY BANCORP, INC.

          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While schedules repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and
competition.   The Bank uses its liquidity resources principally
to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate internally, the Bank believes it could borrow additional funds from the FHLB. The Bank requested additional advances of $500,000 from the FHLB during the quarter ended September 30, 1997.

The primary investing activity of the Bank is the origination of loans. During the quarter ended September 30, 1997, purchases of investment securities totaled $2.3 million while loan origination's totaled $6.8 million. These investments were funded primarily from loan and mortgage-backed security repayments of $6.1 million, sales of loans to FHLMC of $747,000, and investment security maturities and sales of $2.5 million.

At September 30, 1997, the Bank had $2.6 million in outstanding commitments to originate loans and $1.3 million of unused lines of credit. The Bank anticipates that it may not have sufficient funds available to meet its current loan origination commitments and additional advances from FHLB may be requested.
Certificates of deposit which are scheduled to mature in one year or less totaled $16.7 million at September 30, 1997. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

ASSET/LIABILITY MANAGEMENT

The principal operating objective of the Bank is the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets have substantially longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increase in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upwards. Savings institutions have generally sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which their interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms.

The term "interest rate sensitivity" refers to those assets and liabilities which mature and reprice periodically in response to fluctuations in market rates and yields. Thrift institutions have historically operated in a mismatched position with interest-sensitive liabilities greatly exceedin interest-sensitive assets in the short-term time periods. As noted above, one of the principal goals of the Bank's asset/liability program is to more closely match the interest rate sensitivity characteristics of the asset and liability portfolios.

In order to properly manage interest rate risk, the Bank's management monitors the difference between the Bank's maturing and repricing assets and liabilities and develops and implements strategies to decrease the "negative gap" between the two. Management assesses the Bank's asset/liability mix, recommends strategies to the Board of Directors that will enhance income while managing the Bank's vulnerability to changes in interest rates, and reports to the Board of Directors the results of the strategies used.

                    ILLINOIS COMMUNITY BANCORP, INC.

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


ASSET/LIABILITY MANAGEMENT (CONT.)

Since the early 1980's, the Bank has stressed the origination of adjustable rate mortgage loans. At September 30, 1997, the Bank had 22.0 million, or 48.7% of total loans, of adjustable or fixed rate loans either repricing or maturing in one year or less. In addition, the Bank had $303,000 in adjustable rate mortgage-backed securities at September 30, 1997.

In order to increase the interest rate sensitivity of its assets, the Bank has also maintained a consistent level of short and intermediate-term investment securities and other assets.
At September 30, 1997, the Bank had $603,000 of investment securities including mortgage-backed securities and interest-bearing deposits maturing within one year and $3.4 million maturing within one to five years. At September 30, 1997, the Bank also had $4.2 million in investment securities including mortgage-backed securities maturing after five years, of which $1.5 million represented the Bank's investment in an asset management adjustable rate fund, which is an uninsured mutual fund, which thereby carries greater risk than government insured investment securities.

In the future, in managing its interest rate sensitivity, the Bank intends to continue to stress the origination of adjustable-rate mortgages and loans with shorter maturities, the purchase of adjustable rate mortgage-backed securities and the maintenance of a consistent level of short-term securities. In addition, the Bank has increased its origination of fixed-rate mortgage loans, and then sell such loans in the secondary mortgage market to FHLMC.

REGULATORY CAPITAL

The Company is regulated by the Board of Governors of the Federal Reserve System ("FRB") and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Illinois Commissioner of Banks and Real Estate (the "Commissioner").

The Bank is subject to the capital requirements of the FDIC and the Commissioner. The FDIC requires the Bank to maintain minimum ratios of tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier 1 capital consists of total shareholders equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on-and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators.

                     ILLINOIS COMMUNITY BANCORP, INC.

             Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

REGULATORY CAPITAL

At September 30, 1997, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                September 30,
                                                    1997
                                                ------------
                                                 (1,000's)
                                                ------------
Tier I Capital:
  Common stockholders' equity                    $ 6,359
  Unrealized holding loss (gain) on
    securities available for sale                   (165)
                                                 -------
    Total Tier I capital                         $ 6,194
                                                 =======
Tier II Capital:
  Total Tier I capital                           $ 6,194
  Qualifying allowance for loan losses               360
                                                 -------
      Total capital                              $ 6,554
                                                 =======
Risk-weighted assets                             $39,817
Quarter average assets                           $59,093

                                                                             To be Well Capitalized
                                                                               under the Prompt
                                                         For Capital           Corrective Action
                                       Actual        Adequacy Purposes            Provisions
                                    ---------------  -----------------       -------------------
                                   Amount    Ratio   Amount      Ratio       Amount       Ratio
                                   ------    -----   -------     -----       -------      -----
As of September 30, 1997:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)      $6,554   16.46%   $3,185      8.0%        $3,982       10.0%
  Tier I Capital
   (to Risk-Weighted Assets)        6,194   15.56%    1,593      4.0%         2,389        6.0%
  Tier I Capital
   (to Average Assets)              6,194   10.48%    2,364      4.0%         2,955        5.0%

At the time of the conversion of the Bank to a stock organization, a special liquidation account was established for the benefit of eligible account holders and the supplemental eligible account holders in an amount equal to the net worth of the Bank. The special liquidation account will be maintained for the benefit of eligible account holders and the supplemental eligible accounts holders who continue to maintain their accounts in the Bank after the conversion on September 27, 1995. In the event of a complete liquidation distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. With the reorganization completed on September 27, 1996, this liquidation account became part of stockholders' equity for the Company under the same terms and conditions as if the reorganization had not occurred. The Company may not declare or pay cash dividends on or repurchase any of its common stock if stockholders' equity would be reduced below applicable regulatory capital requirements or below the special liquidation account.

                    ILLINOIS COMMUNITY BANKCORP, INC.

   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

FINANCIAL CONDITION

The Bank's total assets decreased $219,000 or 0.37%, from $59.8 million at June 30, 1997, to $59.6 million at September 30, 1997. The Bank continues to experience loan growth and increased loan receivables by $195,000 or 0.43%, from $45.2 million at June 30, 1997 to $45.4 million at September 30, 1997. Deposits decreased $561,000 from $43.7 million at June 30, 1997, to $43.1 million at September 30, 1997. The deposits were not sufficient to meet the demands of loan originations. The Bank had to request addition advances from the FHLB in the amount of $500,000 during the quarter to fund the loan originations.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1997 was $121,000 compared to $(168,000) net loss for the three months ended September 30, 1996. This increase in net income of $289,000 was primarily from the gain on sale of securities of $212,000, a decrease in non-interest expense of $93,000, and a reduction in loan loss provision of $66,000 which was offset partially by an increase in provision for income taxes of $148,000.

Net interest income for the three months ended September 30, 1997 was $420,000 compared to $401,000 for the three months ended September 30, 1996.

Interest income increased by $173,000 from $895,000 to$1,068,000 or by 19.3%, during the 1997 period compared to the 1996 period. This increase is attributed to growth in interest earning assets from $47.0 million at September 30, 1996 to $54.0 million at September 30, 1997. In addition, average yield on interest earning assets increased from 7.79% to 7.97% for the quarters ended September 30, 1996 and 1997, respectively.

Interest expense increased $154,000 or 31.2%, to $648,000 for the three months ended September 30, 1997 from $494,000 for the same period in 1996. This increase was primarily from growth in interest bearing liabilities from $43.4 million at September 30, 1996 to $51.9 million at September 30, 1997.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended September 30, 1997 and 1996, the Bank's provision for loan losses was $16,000 and $82,000, respectively.

The allowance for loan losses was $365,000 or .80% of loans receivable at September 30, 1997, compared to $351,000, or .78%
of loans receivable at June 30, 1997.  The   Bank's level of
non-performing loans was 0.39% of total loans at June 30, 1997 compared to 0.59% as of September 30, 1997. Based on current reserve levels in relation to total loans receivable and classified assets and the identification and diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Noninterest income was $291,000 for the three months ended September 30, 1997 compared to $32,000 for the three months ended September 30, 1996. The increase in noninterest income was largely due to sale of FHLMC stock, which resulted in a gain of $212,000 in the 1997 period.

                 ILLINOIS COMMUNITY BANCORP, INC.

   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

RESULTS OF OPERATIONS (CONT.)

Noninterest expense decreased from $600,000 for the three months ended September 30, 1996 to $507,000 for the three months ended September 30, 1997. This decrease of $93,000 resulted from the one time SAIF special assessment of $211,000 during the quarter ended September 30, 1996, which was not included in the 1997 results. This decrease was partially offset by the increase in compensation and employee benefits and occupancy and equipment expense of $124,000 for the quarter ended September 30, 1997 compared to the 1996 period. Primarily, these expenses increased from the operation of the branch location opened in January of 1997.

The Company's effective tax rate for the three months ended
September 30, 1997 and 1996 was approximately 36% and 33%, respectively.

NONPERFORMING ASSETS

At September 30, 1997, the Bank had $313,000 in nonperforming assets. On September 30, 1996, the Bank had $221,000 in nonperforming assets.

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

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form  8-K
         ---------------------------------

         Exhibits:

         Exhibit 27 - Financial Data Schedule

         Reports on Form 8-K:

         None

                        SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Illinois Community Bancorp, Inc.



Date:  November 10, 1997    /s/ Douglas A. Pike
                            ----------------------------
                            Douglas A. Pike
                            President and Chief Executive
                            Officer



Date: November 10, 1997     /s/ Ronald R. Schettler
                            ----------------------------
                            Ronald R. Schettler
                            Senior Vice President and Chief
                            Financial Officer