Form 10QSB
period 1997-12-31
ILLINOIS COMMUNITY BANK
filed 1998-02-13
CIK 1011941

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997
                                       ------------------
                               OR

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
  Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest
practicable date.
                                       Shares outstanding
           Class                      at February 10, 1998
-----------------------------         --------------------
Common Stock, Par Value $0.01              502,550

                  ILLINOIS COMMUNITY BANCORP, INC.

                        Index to Form 10-QSB


 PART I FINANCIAL INFORMATION                         PAGE NO.

   Item 1.  Financial Statements

            - Consolidated Statements of
              Financial Condition                         1

            - Consolidated Statements of Income           2

            - Consolidated Statement of
              Stockholders' Equity                        3

            - Consolidated Statement of Cash Flows        4

            - Notes to Consolidated Financial
              Statements                                  6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    8


 PART II OTHER INFORMATION

   Item 1.  Legal Proceedings                            15

   Item 2.  Changes in Securities                        15

   Item 3.  Defaults Upon Senior Securities              15

   Item 4.  Submission of Matters to a Vote of
            Security Holders                             15

   Item 5.  Other Information                            15

   Item 6.  Exhibits and Reports on Form 8-K             15


  SIGNATURES                                             16

                 ILLINOIS COMMUNITY BANCORP, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                 December 31       June 30
                                                     1997            1997
                                                 ------------    -----------
                                                  Unaudited        Audited
                                                 ------------    -----------
                                                           (1,000's)
                                                 ---------------------------
ASSETS
Cash and Cash Equivalents:
  Cash                                            $   1,646       $   1,708
  Interest bearing deposits                           3,175             767
                                                  ---------       ---------
     Total Cash and Cash Equivalents                  4,821           2,475

Securities available for sale, amortized cost
   of $7,437 and $7,497 at December 31, 1997
   and June 30, 1997, respectively                    7,479           7,925
Securities held to maturity, estimated market
   value of $665 and $633 at December 31, 1997
   and June 30, 1997, respectively                      665             633
Loans receivable, net                                45,422          45,219
Accrued interest receivable                             390             453
Premises and equipment, net                           2,683           2,742
Real estate held for sale                                42              45
Prepaid income taxes                                     44             121
Deferred Income Taxes                                    38               0
Organization expense                                     63              71
Other assets                                            114             115
                                                  ---------       ---------
       Total Assets                               $  61,761       $  59,799
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                          $  44,385       $  43,662
Advances from Federal Home Loan Bank                  9,208           7,958
Other borrowings                                        295             316
Advances from borrowers for taxes and insurance          31              79
Accrued interest payable                                184             154
Accrued income taxes                                      0               0
Deferred income taxes                                     0              97
Accrued dividends                                        75              75
Other liabilities                                       683             366
                                                  ---------       ---------
       Total Liabilities                             54,861          52,707
                                                  ---------       ---------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $0.01 par value; authorized
    4,000,000 shares, 502,550 shares issued
    and outstanding                                       5               5
  Paid-in capital                                     4,693           4,693
  Retained earnings                                   2,639           2,432
  Unrealized gain on securities held
    available for sale                                   27             278
  Unearned employee stock ownership plan               (295)           (316)
  Stock held for benefit plan                          (169)              0
                                                  ---------       ---------
       Total Stockholders' Equity                     6,900           7,092
                                                  ---------       ---------

       Total Liabilities and Stockholders' Equity $  61,761       $  59,799
                                                  =========       =========

                 ILLINOIS COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                                         Three Months Ended        Six Months Ended
                                             December 31,             December 31,
                                         ---------------------    --------------------
                                            1997        1996        1997        1996
                                         ----------  ---------    --------    --------
Interest income:
  Interest on loans                      $  977      $  830        $1,906     $1,602
  Interest and dividends on securities      144         120           283        243
                                         ------      ------        ------     ------
      Total interest income               1,121         950         2,189      1,845
                                         ------      ------        ------     ------
Interest expense:
  Interest on deposits                      535         470         1,054        913
  Interest on Federal Home Loan Bank
    advances                                124          81           246        126
  Interest on other borrowings                6           9            13         15
                                         ------      ------        ------     ------
      Total interest expense                665         560         1,313      1,054
                                         ------      ------        ------     ------
      Net interest income                   456         390           876        791

Provisions for loan losses                   15          15            31         97
                                         ------      ------        ------     ------
      Net interest income after
        provision for loan losses           441         375           845        694
                                         ------      ------        ------     ------
Non-interest income:
  Other fees                                 38          28            83         49
  Gain on sale of securities                211           0           423          0
  Other                                      37          10            71         21
                                         ------      ------        ------     ------
      Total other income                    286          38           577         70
                                         ------      ------        ------     ------
Non-interest expense:
  Compensation and employee benefits        247         173           520        372
  Occupancy and equipment                    78          32           179         83
  Data processing                            37          23            65         47
  Audit, legal and other professional        34          34            58         74
  SAIF deposit insurance                      7          25            14         45
  SAIF assessment                             0           0             0        211
  Advertising                                 9           9            17         18
  Other                                      68          43           134         89
                                         ------      ------        ------     ------
                                            480         339           987        939
                                         ------      ------        ------     ------
  Income (loss) before income taxes         247          74           435       (175)

  Provision for (benefit from) income
    taxes                                    86          24           153        (57)
                                         ------      ------        ------     ------
  Net Income (Loss)                      $  161      $   50        $  282     $ (118)
                                         ======      ======        ======     ======
Earnings (Loss) Per Share:               $ 0.35      $ 0.11        $ 0.61     $(0.25)
                                         ======      ======        ======     ======

                 ILLINOIS COMMUNITY BANCORP, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited)



                                                               Unearned      Unrealized
                                                               Employee      Gain (Loss)
                                                                 Stock      on Securities    Stock
                              Common    Paid-in    Retained    Ownership      Available       Held
                              Stock     Capital    Earnings      Plan       For Sale, Net    for MRP     Total
                             -------    -------    --------    ---------    -------------    -------    -------
                                                                 (1,000's)
                             ----------------------------------------------------------------------------------
Balance at June 30, 1997     $     5    $ 4,693    $  2,432    $   (316)      $    278       $     0    $ 7,092

Net income (loss)                  0          0         282           0              0             0        282

Dividends Paid                     0          0         (75)          0              0             0        (75)

Change in unrealized
 gain on securities
 available for sale                0          0           0           0           (251)            0       (251)

Shares purchased                   0          0           0           0              0          (169)      (169)

Shares released for
 allocation                        0          0           0          21              0             0         21
                             -------    -------    --------    --------       --------       -------    -------
Balance at December
 31, 1997                    $     5    $ 4,693    $  2,639    $   (295)      $     27       $  (169)   $ 6,900
                             =======    =======    ========    ========       ========       =======    =======

                   ILLINOIS COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                         Three Months Ended        Six Months Ended
                                             December 31,             December 31,
                                         ---------------------    --------------------
                                            1997        1996        1997        1996
                                         ----------  ---------    --------    --------
                                                           (1,000's)
                                         ---------------------------------------------
Operating activities:
  Net income (loss)                      $   161     $    50      $   282     $  (118)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Provision for depreciation and
      amortization                            37          16          104          33
    Provision for loan losses                 15          15           31          97
    Net amortization and accretion
      of securities                          (30)          2          (29)          3
    Amortization of organization cost          4           0            8           0
    Decrease (increase) in accrued
      interest receivable                     (2)        (16)          63         (39)
    Increase in other repossessed
      property                                 0           0            0           0
    Decrease (increase) in other assets      (19)        (30)           1         (35)
    Increase (decrease) in accrued
      interest payable                        24          31           30          38
    Increase (decrease) in accrued
      income taxes                           (55)         17           77         (71)
    Increase in deferred income taxes          0         (19)           0           6
    Increase (decrease) in other
      liabilities                            163        (239)         317        (149)
    Gain on sale of securities              (211)        (34)        (423)        (73)
    ESOP benefit expense                      10          10           20          20
                                         -------     -------      -------     -------
       Net cash provided by operating
         activities                           97        (197)         481        (288)
                                         -------     -------      -------     -------

Investing activities:
  Proceeds from matured securities
    available for sale                       918           0        1,918           0
  Proceeds from sale of securities
    available for sale                       216         637        1,441       1,437
  Purchase of securities held to
    maturity and certificates of
    deposit                                 (937)          0         (937)        (99)
  Purchase of securities available
    for sale                                   0        (839)      (2,333)     (1,266)
  Proceeds from sale of loans              2,570         590        3,317         590
  Increase in loans receivable            (2,591)     (2,648)      (3,549)     (5,986)
  Repayment of mortgage-backed
    securities                               176          66          392         148
  Purchase of premises and equipment         (19)       (516)         (45)       (876)
                                         -------     -------      -------     -------
       Net cash used in investing
         activities                          333      (2,710)         204      (6,052)
                                         -------     -------      -------     -------

                      ILLINOIS COMMUNITY BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                         Three Months Ended        Six Months Ended
                                             December 31,             December 31,
                                         ---------------------    --------------------
                                            1997        1996        1997        1996
                                         ----------  ---------    --------    --------
                                                           (1,000's)
                                         ---------------------------------------------
Financing activities:
  Net (decrease) increase in deposits     $ 1,284    $ 1,835      $   723      $ 3,611
  Advances from Federal Home Loan Bank        750      2,000        1,250        4,150
  Decrease in advances from borrowers
   for taxes and insurance                    (16)        13          (48)         (53)
  Repayment Employee Stock Ownership
   Plan loan                                  (10)       (10)         (20)         (20)
  Dividends paid                                0          0          (75)           0
  Purchase of MRP Plan stock                    0          0         (169)           0
                                          -------    -------      -------      -------
     Net cash provided by (used in)
       financing activities                 2,008      3,838        1,661        7,688
                                          -------    -------      -------      -------
     Increase (decrease) in cash and
       cash equivalents                     2,438        931        2,346        1,348

Cash and cash equivalents at beginning
  of period                                 2,383        824        2,475          407
                                          -------    -------      -------      -------
Cash and cash equivalents at end of
  period                                  $ 4,821    $ 1,755      $ 4,821      $ 1,755
                                          =======    =======      =======      =======

Supplemental Disclosures:
  Additional Cash Flows Information:
    Cash paid for:
      Interest on deposits, advances and
        other borrowings                  $   641    $   579      $ 1,283      $ 1,016
    Income Taxes:
      Federal                             $    72    $     0      $    72      $     0
      State                               $     5    $     0      $     5      $     0

Unrealized gain on securities available
  for sale                                $  (212)   $    45      $  (387)     $    96

Deferred taxes on unrealized gain on
  securities available for sale           $    74    $    15      $   135      $    34


                     ILLINOIS COMMUNITY BANCORP, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     ---------------------

The consolidated financial statements include the accounts of Illinois Community Bancorp, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Illinois Guarantee Bank, FSB (the Bank)'s annual report on Form 10-KSB for the year ended June 30, 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at December 31, 1997, and the results of its operations and cash flows for the three and six months ended December 31, 1997 and 1996. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

In conjunction with the conversion, an employee stock ownership plan established by the Bank borrowed $402,040 from a third party to purchase 40,204 shares of common stock issued by the Bank. As of December 31, 1997, the outstanding loan balance is recorded as a liability and, a corresponding amount is reflected as a reduction to stockholders' equity.

(3) Bank Holding Company
    --------------------
On July 23, 1996, the shareholders' of Illinois Guarantee Savings Bank approved the formation of a single bank holding company, Illinois Community Bancorp, Inc. The reorganization was consummated on September 27, 1996. also approved on September 27, 1996 was the Management Recognition Plan of 4% outstanding stock and Stock Option Plan of up to 10% of outstanding stock. In the first quarter of the prior year, the Company formed two subsidiary corporations to conduct business as a leasing corporation and a financial services corporation.

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

            ILLINOIS COMMUNITY BANCORP, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Earnings Per Share
    ------------------
Only ESOP and MRP shares that are committed to be released are considered outstanding for earnings per share calculations. Earnings per share have been calculated based on 458,688, and 458,688, 467,974, and 467,472 shares for the three and six months ended December 31, 1997 and 1996, respectively.

(6) Employee Stock Ownership Plan
    -----------------------------
In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired $40,204 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service.
The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was 16,000, 26,000, 10,000, and 20,000 for the three and six months ended December 31, 1997 and 1996, respectively.

The ESOP shares at December 31, 1997 were as follows:

Allocated shares                      8,643
Shares released for allocation        2,033
Unallocated shares                   29,528
                                   --------
Total ESOP shares                    40,204
                                   ========
Fair value of unallocated shares   $435,538
                                   ========

(7) Management Recognition Plan
    ---------------------------
The Company approved the establishment of the Management Recognition Plan "MPR" with the objectives to enable the Company to attract and retain personnel of experience and ability in key positions of responsibility. The stockholders approved the MRP at the annual meeting on July 23, 1996. Those eligible to receive benefits under the MRP will be on a discretionary basis and MRP is a non-qualified plan that will be managed through a separate trust. The Company will contribute sufficient funds to the MRP for the purchase of up to 20,102 shares of common stock. Automatic grants will be made to the nonemployed directors, with two years continuous service prior to the effective plan date, of the lesser of 5% of the plan shares per Director of 30% or the plan shares in the aggregate. Nonemployed directors who join the Board within the two year period before the effective date or after the effective date shall receive up to 2% of the plan shares. These awards will vest 20% on each anniversary date except in the case of participant's death or disability where all shares awarded will vest immediately. The Company intends to expense the MRP awards over the years during which the shares are payable, based on the market value of the common stock at the time of the grant. The Company, on July 8, 1997, purchased 13,400 shares of its stock for $169,000. These shares will be used to fund the MRP. Compensation expense related to the MRP was $12,000 and $24,000 for the three and six months ended December 31, 1997.

            ILLINOIS COMMUNITY BANCORP, INC.

   Management's Discussion and Analysis of Financial
         Condition and Results of Operations


GENERAL

The principal business of the Company is the business of the Bank. Therefore, substantially all of the discussion in the Form 10-QSB relates to the operations of the Bank. The business of the Bank consists of attracting deposits from the general public and using these funds to originate residential mortgage and home equity loans, business loans, multi-family and commercial real estate loans, commercial leases, automobile loans, and consumer loans. To a lesser extent, the Bank invests in interest-bearing deposits, U.S. Government and federal agency securities, mortgage-backed securities and local municipal securities. The Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits and Federal Home Loan Bank short term borrowings. Net interest income is affected by the relative amounts of interest-earning assets that approximate or exceed interest-bearing liabilities. A positive interest rate spread will generate net interest income.

The Bank's profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of loan fees and late charges, recently supplemented by fees generated from the sales of qualified mortgage loans to the secondary mortgage market, and by commission revenues generated through Trust and Brokerage services. Non-interest expense consists of salaries and benefits, occupancy related expenses, deposit insurance premiums, and other operating expenses.

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

BUSINESS STRATEGY

New management joined the Bank in 1995 and the managerial structure has developed in accordance with new business strategies intended to increase presence, new market segment penetration, and overall market share in its primary market area of Effingham County, Illinois ("Primary Market Area"). These new strategies, under the guidance and implementation of the newly formed management team, have increased lending activities, non-traditional banking services activities, and sources of fee income. Commercial real estate loans outstanding increased by $5.5 million or 85.7% from $6.4 million at December 31, 1996, to $11.9 million at December 31, 1997. New business development strategies included (i) hiring of experienced commercial banking personnel including a new Chief Credit Officer, Chief Administrative Officer, Controller, and a Trust and Investment Management Officer; (ii) instituting a manager call program encouraging direct contact with local businesses, property developers, realtors, home builders, auto dealers and others;
(iii) improving customer service, educating staff, and developing a sales culture bank wide. Illinois Leasing Corporation, Inc., a subsidiary of the holding company, has provided enhanced services in its first year of operation in the form of commercial equipment leasing an alternative to traditional commercial lending. The Bank's Trust and Investment Management Center began operations in April, 1997. Full service brokerage and investment management services, offered at the bank through our affiliate PRIMEVEST Financial Services, allows the Bank to better serve our customers' overall long term investment and financial planning needs.

             ILLINOIS COMMUNITY BANCORP, INC

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

The primary investing activity of the Bank is the origination of loans. During the quarter ended December 31, 1997, purchases of investment securities totaled $937,000 while loan originations totaled $5.8 million. These investments were funded primarily from loan and mortgage-backed security repayments of $176,000, sales of loans without recourse to FHLMC of $900,000 and American Savings Bank, Dyer, IN of $1.7 million, and investment security maturities and sales of $1.1 million.

At December 31, 1997, the Bank had $2.8 million in outstanding commitments to originate loans and $4.4 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $17.8 million at December 31, 1997. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

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

The term "interest rate sensitivity" refers to those assets and liabilities which mature and reprice periodically in response to fluctuations in market rates and yields. Thrift institutions have historically operated in a mismatched position with interest-sensitive liabilities greatly exceeding interest-sensitive assets in the short-term time periods. As noted above, one of the principal goals of the Bank's asset/liability program is to more closely match the interest rate sensitivity characteristics of the asset and liability portfolios.

             ILLINOIS COMMUNITY BANCORP, INC

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

Since the early 1980's, the Bank has stressed the origination of adjustable rate mortgage loans. At December 31, 1997, the Bank had $17.9 million, or 39.5% of total loans, of adjustable or fixed rate loans either repricing or maturing in one year or less. In addition, the Bank had $289,000 in adjustable rate mortgage-backed securities at December 31, 1997.

In order in increase the interest rate sensitivity of its assets, the Bank has also maintained a consistent level of short and intermediate-term investment securities and other assets.
At December 31, 1997, the Bank had $3.7 million of investment securities including mortgage-backed securities and interest-bearing deposits maturing within one year and $4.5 million maturing within one to five years. At December 31, 1997, the Bank also had $3.1 million in investment securities including mortgage-backed securities maturing after five years, of which $1.5 million represented the Bank's investment in an asset management adjustable rate fund, which is an uninsured mutual fund, which thereby carries greater risk than government insured investment securities.

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

The Bank is subject to the capital requirements of the FDIC and the Commissioner. The FDIC requires the Bank to maintain minimum ratios of tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. Tier 1 capital consists of total shareholders equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the only one of which is applicable to the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on-and off-balance sheet exposures of the Bank adjusted for relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a FDIC leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3% to 5%, depending on the institution's composite ratings as determined by its regulators.
                         10

             ILLINOIS COMMUNITY BANCORP, INC

   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

REGULATORY CAPITAL

      At December 31, 1997, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                December 31,
                                                    1997
                                                ------------
                                                 (1,000's)
                                                ------------
Tier I Capital:
  Common stockholders' equity                    $ 6,324
  Unrealized holding loss (gain) on
    securities available for sale                    (27)

    Total Tier I capital                         $ 6,297

Tier II Capital:
  Total Tier I capital                           $ 6,297
  Qualifying allowance for loan losses               345

      Total capital                              $ 6,642

Risk-weighted assets                             $41,736
Quarter average assets                           $60,046

                                                                             To be Well Capitalized
                                                                               under the Prompt
                                                         For Capital           Corrective Action
                                       Actual        Adequacy Purposes            Provisions
                                    ---------------  -----------------       -------------------
                                   Amount    Ratio   Amount      Ratio       Amount       Ratio
                                   ------    -----   -------     -----       -------      -----
As of December 31, 1997:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)      $6,642   15.91%   $3,339      8.00%        $4,174       10.00%
  Tier I Capital
   (to Risk-Weighted Assets)        6,297   15.09%    1,669      4.00%         2,504        6.00%
  Tier I Capital
   (to Average Assets)              6,297   10.49%    2,402      4.00%         3,002        5.00%


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

             ILLINOIS COMMUNITY BANCORP, INC

   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

FINANCIAL CONDITION

The Bank's total assets increased $2.0 million or 3.28%, from $59.8 million at June 30, 1997, to $61.8 million at December 31, 1997. The Bank continues to experience loan growth. Loan receivables increased by $203,000 or 0.43%, from $45.2 million at June 30, 1997, to 45.4 million at December 31, 1997.
Deposits increased $723,000, or 1.7%, from $43.7 million at June 30, 1997, to $44.4 million at December 31, 1997. The deposits were not sufficient to meet the demands of loan originations. The Bank had borrowed additional advances from the FHLB in the amount of $1.3 million during the six months to fund the loan origination's, of which $750,000 was re-invested short-term with the FHLB, at a fixed margin over cost. FHLB advances increased from $8.0 million at June 30, 1997, to $9.2 million at December 31, 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997

Net income for the three months ended December 31, 1997 was $161,000 compared to $50,000 for the three months ended December 31, 1996. This increase included gain on sale of securities of $211,000, and an increase in net interest income of $66,000, offset by an increase in non-interest expense of $141,000.


Net interest income increased by $66,000 or 16.9%, to $456,000 for the three months ended December 31, 1997 from $390,000 for the same period in 1996. This increase was due to a more significant increase in the yield on interest-earning assets as compared to the increase in cost of interest-bearing liabilities

Interest income increased by $171,000 from $1.0 million to $1.1 million or by 18.0%, during the 1997 period compared to the 1996 period. This increase is attributed to growth in interest earning assets from $49 million at December 31, 1996 to $56 million at December 31, 1997, and changes to the loan portfolio mix now comprised of higher yielding concentrations of consumer, retail, and small business loans. Yield on interest earning assets increased from 7.78% for the three months ended December 31, 1996, to 8.04% for the three months ended December 31, 1997.

Interest expense increased $105,000 or 18.8% to $665,000 for the three months ended December 31, 1997 from $560,000 for the same period in 1996. This increase was primarily from growth in interest bearing liabilities from $46.3 million at December 31, 1996 to $53.9 million at December 31, 1997. Rates paid on interest bearing liabilities was 5.28% for the three months ended December 31, 1997 compared to 5.30% for the same period in 1996.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended December 30, 1997 and 1996, the Bank's provision for loan losses was $15,000 and $15,000, respectively.

The allowance for loan losses was $350,000 or .77% of loans receivable at December 31, 1997, compared to $351,000, or .78% of loans receivable at June 30, 1997. The Bank's level of non-performing loans was 0.39% of total loans at June 30, 1997 compared to .57% as of December 30, 1997. Based on current reserve levels in relation to total loans receivable and classified assets and the identification and diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Noninterest income was $286,000 for the three months ended December 31, 1997 compared to $38,000 for the three months ended December 31, 1996. The increase in noninterest income was due to an increase of $37,000 from operation and $211,000 from sale of FHLMC stock.

             ILLINOIS COMMUNITY BANCORP, INC

   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Noninterest expense increased from $339,000 for the three months ended December 30, 1996 to $480,000 for the three months ended December 31, 1997. This increase of $141,000 resulted from the opening, staffing and occupancy of our new facility, positive changes to corporate structure, and the addition of expertise at the management level.

The Bank's effective tax rate for the three months ended
December 31, 1997 and 1996 was approximately 34.8% and 32.4% respectively.

NONPERFORMING ASSETS

At December 31, 1997, the Bank had $303,000 in nonperforming assets which consisted of 10 borrowers, highest amount was $98,000 consisting of four loans, and real estate acquired through foreclosure in the amount of $42,000. On December 31, 1996, the Bank had $148,000 in nonperforming assets.

RESULTS OF OPERATIONS -SIX MONTHS ENDED DECEMBER 31, 1997 AND
1996

Net income for the six months ended December 31, 1997 was $282,000 compared to ($118,000) for the six months ended December 31, 1996. This increase included gain on sale of securities of $423,000, and an increase in net interest income of $151,000, offset by an increase in non-interest expense of $48,000.

Net interest income increased $85,000 or 10.7% to $876,000 for the six months ended December 31, 1997 from $791,000 for the same period in 1996. The increase was due to a more significant increase in the yield on interest-earning assets as compared to the increase in cost of interest-bearing liabilities.

Interest income increased by $344,000 from $1.8 million to $2.2 million or by 18.6%, during the 1997 period compared to the 1996 period. This increase is attributed to growth in interest earning assets from $49 million at December 31, 1996 to $56 million at December 31, 1997, and changes to the loan portfolio mix now comprised of higher yielding concentrations of consumer, retail, and small business loans. Yield on interest earning assets increased from 7.79% for the six months ended December 31, 1996 to 8.00% for the six months ended December 31, 1997.

Interest expense increased $259,000 or 24.6%, to $1.3 million for the six months ended December 31, 1997 from $1.1 million for the same period in 1996. This increase was primarily from growth in interest bearing liabilities from $46.3 million at December 31, 1996 to $53.9 million at December 31, 1997. Rates paid on interest bearing liabilities was 5.26% for the six months ended December 31, 1997 compared to 5.07% for the same period in 1996.

Noninterest income increased $507,000 from $70,000 for the six months ended December 31, 1996 to $577,000 for the six months ended December 31, 1997. This increase was the result of increased fees and charges of $84,000 and gain on sales of FHLMC stock of $423,000 in 1997.

Noninterest expense increased $48,000, or 5.1%, from $939,000 for the six months ended December 31, 1996 to $987,000 for the six months ended December 31, 1997. This increase resulted from an increase of $148,000 in compensation and employee benefits, $96,000 in occupancy and equipment, and $45,000 in other expense which was primarily the result of the new facility and expanded management team. This increase was partially offset by a $242,000 decrease in SAIF insurance premiums including the one time assessment of $211,000 in 1996.

The Bank's effective tax rate for the six months ended December
31, 1997 and 1996 was approximately 35.2% and 32.6% respectively.

             ILLINOIS COMMUNITY BANCORP, INC

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

                             Illinois Community Bancorp, Inc.



Date:  February 9, 1998     /s/ Douglas A. Pike
                            ----------------------------
                            Douglas A. Pike
                            President and Chief Executive
                            Officer



Date: February 9, 1998      /s/ Ronald R. Schettler
                            ----------------------------
                            Ronald R. Schettler
                            Senior Vice President and Chief
                            Financial Officer