Form 10QSB
period 1998-03-31
ILLINOIS COMMUNITY BANK
filed 1998-05-14
CIK 1011941

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998
                                       --------------
                               OR

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


Registrant's telephone number, including area code:(217)347-7255
                                                   -------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES      X               NO
              ------                ------
  Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest
practicable date.
                                       Shares outstanding
           Class                       at April 10, 1998
-----------------------------          -------------------
Common Stock, Par Value $0.01              502,550

                  ILLINOIS COMMUNITY BANCORP, INC.

                        Index to Form 10-QSB


 PART I FINANCIAL INFORMATION                         PAGE NO.

   Item 1.  Financial Statements

            - Consolidated Statements of
              Financial Condition                         1

            - Consolidated Statements of Income           2

            - Consolidated Statement of
              Stockholders' Equity                        3

            - Consolidated Statement of Cash Flows        4

            - Notes to Consolidated Financial
              Statements                                  6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                    8


 PART II OTHER INFORMATION

   Item 1.  Legal Proceedings                            15

   Item 2.  Changes in Securities                        15

   Item 3.  Defaults Upon Senior Securities              15

   Item 4.  Submission of Matters to a Vote of
            Security Holders                             15

   Item 5.  Other Information                            15

   Item 6.  Exhibits and Reports on Form 8-K             15


  SIGNATURES                                             16

                 ILLINOIS COMMUNITY BANCORP, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   March 31        June 30
                                                     1998            1997
                                                 ------------    -----------
                                                  Unaudited        Audited
                                                 ------------    -----------
                                                           (1,000's)
                                                 ---------------------------
     ASSETS
Cash and Cash Equivalents:
  Cash                                            $   2,287       $   1,708
  Interest bearing deposits                           3,982             767
                                                  ---------       ---------
     Total Cash and Cash Equivalents                  6,269           2,475

Securities available for sale, amortized cost
   of $6,986 and $7,497 at March 31, 1998
   and June 30, 1997, respectively                    7,027           7,925
Securities held to maturity, estimated market
   value of $675 and $633 at March 31, 1998
   and June 30, 1997, respectively                      675             633
Loans receivable, net                                48,329          45,219
Accrued interest receivable                             457             453
Premises and equipment, net                           2,650           2,742
Real estate held for sale                                29              45
Prepaid income taxes                                    111             121
Deferred Income Taxes                                    51               0
Organization expense                                     59              71
Other assets                                            120             115
                                                  ---------       ---------
       Total Assets                               $  65,777       $  59,799
                                                  =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                          $  48,532       $  43,662
Advances from Federal Home Loan Bank                  9,208           7,958
Other borrowings                                        279             316
Advances from borrowers for taxes and insurance          48              79
Accrued interest payable                                196             154
Accrued income taxes                                      0               0
Deferred income taxes                                     0              97
Accrued dividends                                         0              75
Other liabilities                                       550             366
                                                  ---------       ---------
       Total Liabilities                             58,813          52,707
                                                  ---------       ---------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $0.01 par value; authorized
    4,000,000 shares, 502,550 shares issued
    and outstanding                                       5               5
  Paid-in capital                                     4,693           4,693
  Retained earnings                                   2,641           2,432
  Unrealized gain on securities held
    available for sale                                   26             278
  Unearned employee stock ownership plan               (279)           (316)
  Stock held for benefit plan                          (122)              0
                                                  ---------       ---------
       Total Stockholders' Equity                     6,964           7,092
                                                  ---------       ---------

       Total Liabilities and Stockholders' Equity $  65,777       $  59,799
                                                  =========       =========

                 ILLINOIS COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                                           Three Months Ended       Nine Months Ended
                                               March 31,                March 31,
                                         ---------------------    --------------------
                                            1998        1997        1998        1997
                                         ----------  ---------    --------    --------
                                                           (1000's)
                                         ---------------------------------------------
Interest income:
  Interest on loans                      $1,019      $  835        $2,925     $2,437
  Interest and dividends on securities      149         126           432        369
                                         ------      ------        ------     ------
      Total interest income               1,168         961         3,357      2,806
                                         ------      ------        ------     ------
Interest expense:
  Interest on deposits                      543         467         1,597      1,380
  Interest on Federal Home Loan Bank
    advances                                122          92           368        218
  Interest on other borrowings                6           6            19         21
                                         ------      ------        ------     ------
      Total interest expense                671         565         1,984      1,619
                                         ------      ------        ------     ------
      Net interest income                   497         396         1,373      1,187

Provisions for loan losses                   15          22            46        119
                                         ------      ------        ------     ------
      Net interest income after
        provision for loan losses           482         374         1,327      1,068
                                         ------      ------        ------     ------
Non-interest income:
  Other fees                                 30          27           113         76
  Gain on sale of securities                  1           0           424          0
  Other                                      47          13           118         34
                                         ------      ------        ------     ------
      Total other income                     78          40           655        110
                                         ------      ------        ------     ------
Non-interest expense:
  Compensation and employee benefits        292         252           812        624
  Occupancy and equipment                    86          69           265        152
  Data processing                            37          28           102         75
  Audit, legal and other professional        34          51            92        125
  SAIF deposit insurance                      7           5            21         50
  SAIF assessment                             0           0             0        211
  Advertising                                14          11            31         29
  Other                                     115          80           249        169
                                         ------      ------        ------     ------
                                            585         496         1,572      1,435
                                         ------      ------        ------     ------
  Income (loss) before income taxes         (25)        (82)          410       (257)

  Provision for (benefit from) income
    taxes                                   (27)        (29)          126        (86)
                                         ------      ------        ------     ------
  Net Income (Loss)                      $    2      $  (53)       $  284     $ (171)
                                         ======      ======        ======     ======

Basic Earnings (Loss) Per Share:           0.00       (0.11)         0.60      (0.37)
Diluted Earnings (Loss) Per Share:       $ 0.00      $(0.11)       $ 0.59     $(0.37)
                                         ======      ======        ======     ======

                 ILLINOIS COMMUNITY BANCORP, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Unaudited)



                                                               Unearned      Unrealized
                                                               Employee      Gain (Loss)
                                                                 Stock      on Securities     Stock
                              Common    Paid-in    Retained    Ownership      Available       Held
                              Stock     Capital    Earnings      Plan       For Sale, Net    for MRP     Total
                             -------    -------    --------    ---------    -------------    -------    -------
                                                                 (1,000's)
                             ----------------------------------------------------------------------------------
Balance at June 30, 1997     $     5    $ 4,693    $  2,432    $   (316)      $    278       $     0    $ 7,092

Net income (loss)                  0          0         284           0              0             0        284

Dividends Paid                     0          0         (75)          0              0             0        (75)

Change in unrealized
 gain on securities
 available for sale                0          0           0           0           (252)            0       (252)

Shares purchased                   0          0           0           0              0          (122)      (122)

Shares released for
 allocation                        0          0           0          37              0             0         37
                             -------    -------    --------    --------       --------       -------    -------
Balance at March
 31, 1998                    $     5    $ 4,693    $  2,641    $   (279)      $     26       $  (122)   $ 6,964
                             =======    =======    ========    ========       ========       =======    =======

                   ILLINOIS COMMUNITY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                           Three Months Ended       Nine Months Ended
                                               March 31,                March 31,
                                         ---------------------    --------------------
                                            1998        1997        1998        1997
                                         ----------  ---------    --------    --------
                                                           (1000's)
                                         ---------------------------------------------
Operating activities:
  Net income (loss)                      $     2     $   (53)     $   284     $  (171)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
    Provision for depreciation and
      amortization                            46          36          150          69
    Provision for loan losses                 15          22           46         119
    Net amortization and accretion
      of securities                           20          14           (9)         17
    Amortization of organization cost          4           0           12           0
    Decrease (increase) in accrued
      interest receivable                    (67)        (65)          (4)       (104)
    Decrease (increase) in other assets       (6)         (4)          (5)        (39)
    Increase (decrease) in accrued
      interest payable                        12           0           42          38
    Increase (decrease) in accrued
      income taxes                           (67)        (29)          10        (100)
    Increase in deferred income taxes        (13)          0          (13)          6
    Increase (decrease) in other
      liabilities                           (208)         52          109         (97)
    Gain on sale of securities                (1)        (38)        (424)       (111)
    ESOP benefit expense                      10          10           30          30
                                         -------     -------      -------     -------
       Net cash provided by operating
         activities                         (253)        (55)         228        (343)
                                         -------     -------      -------     -------

Investing activities:
  Proceeds from matured securities
    available for sale                       700           0        2,618           0
  Proceeds from sale of securities
    available for sale                       251         650        1,692       2,087
  Purchase of securities held to
    maturity and certificates of
    deposit                                  (30)       (130)        (967)       (229)
  Purchase of securities available
    for sale                                (570)       (926)      (2,903)     (2,192)
  Proceeds from sale of loans                837         489        4,154       1,079
  Increase in loans receivable            (3,759)     (1,882)      (7,311)     (7,868)
  Repayment of mortgage-backed
    securities                                71         117          463         265
  Decrease in other repossessed property      13           4           16           4
  Purchase of premises and equipment         (13)       (483)         (58)     (1,359)
                                         -------     -------      -------     -------
       Net cash used in investing
         activities                       (2,500)     (2,161)      (2,296)     (8,213)
                                         -------     -------      -------     -------

                      ILLINOIS COMMUNITY BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                           Three Months Ended       Nine Months Ended
                                               March 31,                March 31,
                                         ---------------------    --------------------
                                            1998        1997        1998        1997
                                         ----------  ---------    --------    --------
                                                           (1000's)
                                         ---------------------------------------------
Financing activities:
  Net (decrease) increase in deposits     $ 4,147    $ 2,319      $ 4,870      $ 5,930
  Advances from Federal Home Loan Bank          0        250        1,250        4,400
  Decrease in advances from borrowers
   for taxes and insurance                     17         21          (31)         (32)
  Repayment Employee Stock Ownership
   Plan loan                                  (10)       (20)         (30)         (40)
  Dividends paid                                0        (75)         (75)         (75)
  MRP Plan stock                               47          0         (122)           0
                                          -------    -------      -------      -------
     Net cash provided by (used in)
       financing activities                 4,201      2,495        5,862       10,183
                                          -------    -------      -------      -------
     Increase (decrease) in cash and
       cash equivalents                     1,448        279        3,794        1,627

Cash and cash equivalents at beginning
  of period                                 4,821      1,755        2,475          407
                                          -------    -------      -------      -------
Cash and cash equivalents at end of
  period                                  $ 6,269    $ 2,034      $ 6,269      $ 2,034
                                          =======    =======      =======      =======

Supplemental Disclosures:
  Additional Cash Flows Information:
    Cash paid for:
      Interest on deposits, advances and
        other borrowings                  $   660    $   592      $ 1,943      $ 1,608
    Income Taxes:
      Federal                             $  (117)   $     0      $   (45)     $     0
      State                               $     0    $     0      $     5      $     0

Unrealized gain on securities available
  for sale                                $     1    $    (7)     $   387      $    89

Deferred taxes on unrealized gain on
  securities available for sale           $     0    $    (2)     $   135      $    32


                     ILLINOIS COMMUNITY BANCORP, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     ---------------------

The consolidated financial statements include the accounts of Illinois Community Bancorp, Inc. (the Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Illinois Community Bancorp, Inc., FSB (the Bank)'s annual report on Form 10-KSB for the year ended June 30, 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 1998, and the results of its operations and cash flows for the three and nine months ended March 31, 1998 and 1997. Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

In conjunction with the conversion, an employee stock ownership plan established by the Bank borrowed $402,040 from a third party to purchase 40,204 shares of common stock issued by the Bank. As of March 31, 1998, the outstanding loan balance is recorded as a liability and, a corresponding amount is reflected as a reduction to stockholders' equity.

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

(5) Earnings Per Share
    ------------------

Only ESOP shares that are allocated or committed to be released are considered outstanding for earnings per share calculations. Basic earnings per share have been calculated based on 473,689, and 472,271, 469,069, and 467,951 shares for the three and nine months ended March 31, 1998 and 1997, respectively. Diluted earnings per share, assuming the exercise of stock options, have been calculated based on 483,248, 478,455, 469,069, and 467,951 shares for the three and nine months ended March 31, 1998 and 1997. During the periods ended in 1997, the grant price exceeded or was equal to fair market value of the stock.

            ILLINOIS COMMUNITY BANCORP, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Employee Stock Ownership Plan
    -----------------------------

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired $40,204 shares of $0.01 par value common stock at the subscription price of $10.00 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service.
The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest. ESOP compensation expense was 10,000, 30,000, 10,000, and 30,000 for the three and nine months ended March 31, 1998 and 1997, respectively.

The ESOP shares at March 31, 1998 were as follows:

      Allocated shares                           8,643
      Shares released for allocation             3,642
      Unallocated shares                        27,919
                                              --------
      Total ESOP shares                         40,204
                                              ========
      Fair value of unallocated shares        $432,745
                                              ========

(7) Management Recognition Plan
    ---------------------------

The Company approved the establishment of the Management Recognition Plan "MPR" with the objectives to enable the Company to attract and retain personnel of experience and ability in key positions of responsibility. The stockholders approved the MRP at the annual meeting on July 23, 1996. Those eligible to receive benefits under the MRP will be on a discretionary basis and MRP is a non-qualified plan that will be managed through a separate trust. The Company will contribute sufficient funds to the MRP for the purchase of up to 20,102 shares of common stock. Automatic grants will be made to the nonemployed directors, with two years continuous service prior to the effective plan date, of the lesser of 5% of the plan shares per Director of 30% or the plan shares in the aggregate. Nonemployed directors who join the Board within the two year period before the effective date or after the effective date shall receive up to 2% of the plan shares. These awards will vest 20% on each anniversary date except in the case of participant's death or disability where all shares awarded will vest immediately. The Company intends to expense the MRP awards over the years during which the shares are payable, based on the market value of the common stock at the time of the grant. The Company, on July 8, 1997, purchased 13,400 shares of its stock for $169,000 and 100 shares on February 24, 1998, for $2,000. These shares will be used to fund the MRP. Compensation expense related to the MRP was $12,000, $36,000, $12,000 and $24,000 for the three and nine months ended March 31, 1998 and 1997, respectively.

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

BUSINESS STRATEGY

New management joined the Bank in 1995 and the managerial structure has developed in accordance with new business strategies intended to increase presence, new market segment penetration, and overall market share in its primary market area of Effingham County, Illinois ("Primary Market Area"). These new strategies, under the guidance and implementation of the newly formed management team, have increased lending activities, non-traditional banking services activities, and sources of fee income. Commercial real estate loans outstanding increased by $5.3 million or 59.8% from $8.8 million at March 31, 1997, to $14.1 million at March 31, 1998. New business development strategies included (i) hiring of experienced commercial banking personnel including a new Chief Credit Officer, Chief Administrative Officer, Controller, and a Trust and Investment Management Officer; (ii) instituting a manager call program encouraging direct contact with local businesses, property developers, realtors, home builders, auto dealers and others;
(iii) improving customer service, educating staff, and developing a sales culture bank wide. Illinois Leasing Corporation, Inc., a subsidiary of the holding company, has provided enhanced services in its first year of operation in the form of commercial equipment leasing an alternative to traditional commercial lending. The Bank's Trust and Investment Management Center began operations in April, 1997. Full service brokerage and investment management services, offered at the bank through our affiliate PRIMEVEST Financial Services, allows the Bank to better serve our customers' overall long term investment and financial planning needs.

             ILLINOIS COMMUNITY BANCORP, INC

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations

YEAR 2000 CONSIDERATIONS

Illinois Community Bank has actively addressed the Y2000 issue since July 1997. With an active steering committee supervised by senior management, the Board of directors has received monthly executive progress reports and an opportunity to review many of the circulars issued by different regulatory agencies.

Illinois Community Bank's Y2000 plan was developed utilizing guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of Year 2000 on Computer Systems". Final testing is scheduled for completion by December 31, 1998. Y2000 issue contingency plans have been approved by the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate internally, the Bank believes it could borrow additional funds from the FHLB.

The primary investing activity of the Bank is the origination of loans. During the quarter ended March 31, 1998, purchases of investment securities totaled $600,000 while loan originations totaled $6.1 million. These investments were funded primarily from loan and mortgage-backed security repayments, sales of loans without recourse to FHLMC of $837,000, and investment security maturities and sales of $951,000.

At March 31, 1998, the Bank had $2.2 million in outstanding commitments to originate loans and $3.4 million of unused lines of credit. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $18.5 million at March 31, 1998. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

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

Since the early 1980's, the Bank has stressed the origination of adjustable rate mortgage loans. At March 31, 1998, the Bank had $18.2 million, or 37.6% of total loans, of adjustable or fixed rate loans either repricing or maturing in one year or less. In addition, the Bank had $256,000 in adjustable rate mortgage-backed securities at March 31, 1998.

In order in increase the interest rate sensitivity of its assets, the Bank has also maintained a consistent level of short and intermediate-term investment securities and other assets.
At March 31, 1998, the Bank had $4.1 million of investment securities including mortgage-backed securities and interest-bearing deposits maturing within one year and $4.4 million maturing within one to five years. At March 31, 1998, the Bank also had $3.2 million in investment securities including mortgage-backed securities maturing after five years, of which $1.5 million represented the Bank's investment in an asset management adjustable rate fund, which is an uninsured mutual fund, which thereby carries greater risk than government insured investment securities.

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

             ILLINOIS COMMUNITY BANCORP, INC

   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

REGULATORY CAPITAL

      At March 31, 1998, the Bank was in compliance with all of the aforementioned capital requirements as summarized below:

                                                  March 31,
                                                    1998
                                                ------------
                                                 (1,000's)
                                                ------------
Tier I Capital:
  Common stockholders' equity                    $ 6,349
  Unrealized holding loss (gain) on
    securities available for sale                    (26)

    Total Tier I capital                         $ 6,323

Tier II Capital:
  Total Tier I capital                           $ 6,323
  Qualifying allowance for loan losses               346

      Total capital                              $ 6,669

Risk-weighted assets                             $45,254
Quarter average assets                           $62,841


                                                                               Requirements to
                                                         For Capital           be classified as
                                       Actual        Adequacy Purposes        "Well Capitalized"
                                    ---------------  -----------------       -------------------
                                   Amount    Ratio   Amount      Ratio       Amount       Ratio
                                   ------    -----   -------     -----       -------      -----
As of March 31, 1998:
  Total Risk-Based Capital
    (to Risk-Weighted Assets)      $6,669   14.74%   $3,620      8.00%        $4,525       10.00%
  Tier I Capital
   (to Risk-Weighted Assets)        6,323   13.97%    1,810      4.00%         2,715        6.00%
  Tier I Capital
   (to Average Assets)              6,323   10.06%    2,514      4.00%         3,142        5.00%


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

          ILLINOIS COMMUNITY BANCORP, INC

   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

FINANCIAL CONDITION

The Bank's total assets increased $6.0 million or 10.0%, from $59.8 million at June 30, 1997, to $65.8 million at March 31, 1998. The Bank continues to experience loan growth. Loan receivables increased by $3.1 million or 6.9%, from $45.2 million at June 30, 1997, to 48.3 million at March 31, 1998. Deposits increased $4.8 million, or 11.2%, from $43.7 million at June 30, 1997, to $48.5 million at March 31, 1998. The deposits were not sufficient to meet the demands of loan originations. The Bank had borrowed additional advances from the FHLB in the amount of $1.3 million during the nine months to fund the loan origination's, of which $750,000 was re-invested short-term with the FHLB, at a fixed margin over cost. FHLB advances increased from $8.0 million at June 30, 1997, to $9.2 million at March 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998

Net income for the three months ended March 31, 1998 was $2,000 compared to ($53,000) for the three months ended March 31, 1997. The increase in net income was primarily from an increase in net interest income of $101,000 and non-interest income of $38,000, which was partially offset by increase in non-interest expense of $89,000.

Net interest income increased by $101,000 or 25.5%, to $497,000 for the three months ended March 31, 1998 from $396,000 for the same period in 1997. This increase was due to a more significant increase in the yield on interest-earning assets as compared to the increase in cost of interest-bearing liabilities resulting in an increase in the interest rate spread of .13% or from 2.61% to 2.74% and interest earning assets increasing by more than $2.4 million compared to interest bearing liabilities.

Interest income increased by $207,000 from $1.0 million to $1.2 million or by 21.5%, during the 1998 period compared to the 1997 period. This increase is attributed to growth in interest earning assets from $51.1 million at March 31, 1997 to $59.7 million at March 31, 1998, and changes to the loan portfolio mix now comprised of higher yielding concentrations of consumer, retail, and small business loans. Yield on interest earning assets increased from 7.67% for the three months ended March 31, 1997, to 7.79% for the three months ended March 31, 1998.

Interest expense increased $106,000 or 18.8% to $671,000 for the three months ended March 31, 1998 from $565,000 for the same period in 1997. This increase was primarily from growth in interest bearing liabilities from $46.6 million at March 31, 1997 to $55.9 million at March 31, 1998. Rates paid on interest bearing liabilities was 5.05% for the three months ended March 31, 1998 compared to 5.06% for the same period in 1997.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended March 31, 1998 and 1997, the Bank's provision for loan losses was $15,000 and $22,000, respectively.

The allowance for loan losses was $351,000 or .73% of loans receivable at March 31, 1998, compared to $351,000, or .78% of loans receivable at June 30, 1997. The Bank's level of non-performing loans was 0.39% of total loans at June 30, 1997 compared to .50% as of March 31, 1998. Based on current reserve levels in relation to total loans receivable and classified assets and the identification and diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Noninterest income was $78,000 for the three months ended March 31, 1998 compared to $40,000 for the three months ended March 31, 1997. This increase was primarily from the trust department activity which began operations in April of 1997 and contributed income of $30,000 during this period.

           ILLINOIS COMMUNITY BANCORP, INC

   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Noninterest expense increased from $496,000 for the three months ended March 31, 1997 to $585,000 for the three months ended March 31, 1998. This increase of $89,000, or 17.9%, resulted from the staffing and occupancy of our new facility, positive changes to corporate structure, addition of expertise at the management level and increase in overall assets of the Company.

The Bank's effective tax rate for the three months ended March 31, 1998 and 1997 was approximately (108%) and (35.4%)
respectively. The effective tax benefit for three months ended March 31, 1998 was $27,000, and includes federal housing tax credits generated from a limited partnership investment. These tax credits reduce federal income tax and can be carried back to prior years.

NONPERFORMING ASSETS

At March 31, 1998, the Bank had $270,000 in nonperforming assets which consisted of 11 borrowers, of which the highest amount outstanding was for $98,000 consisting of four loans, and real estate acquired through foreclosure in the amount of $29,000.
On March 31, 1997, the Bank had $120,000 in nonperforming assets which included real estate acquired through foreclosure of $45,000.

RESULTS OF OPERATIONS -NINE MONTHS ENDED MARCH 31, 1998 AND 1997

Net income for the nine months ended March 31, 1998 was $284,000 compared to ($171,000) for the nine months ended March 31, 1997. This increase included gain on sale of securities of $424,000, increase in other noninterest income of $121,000, and an increase in net interest income after provisions for loan losses of $259,000, offset by an increase in non-interest expense of $137,000 and provision for income taxes of $212,000.

Net interest income increased $186,000 or 15.7% to $1.4 million for the nine months ended March 31, 1998 from $1.2 million for the same period in 1997. The increase was due to a more significant increase in the amount of interest-earning assets as compared to the increase in the amount of interest-bearing liabilities of 3.6 million, and partially offset by decrease in the interest rate spread of .29% from 3.07% for the March 31, 1997 three month period to 2.78% for the 1998 three month period.

Interest income increased by $551,000 from $2.8 million to $3.4 million or by 19.6%, during the 1998 period compared to the 1997 period. This increase is attributed to growth in interest earning assets from $51.1 million at March 31, 1997 to $59.7 million at March 31, 1998, and changes to the loan portfolio mix now comprised of higher yielding concentrations of consumer, retail, and small business loans. Yield on interest earning assets increased from 7.81% for the nine months ended March 31, 1997 to 7.97% for the nine months ended March 31, 1998.

Interest expense increased $365,000 or 22.5%, to $2.0 million for the nine months ended March 31, 1998 from $1.6 million for the same period in 1997. This increase was primarily from growth in interest bearing liabilities from $46.6 million at March 31, 1997 to $55.9 million at March 31, 1998. Rates paid on interest bearing liabilities was 5.19% for the nine months ended March 31, 1998 compared to 4.74% for the same period in 1997.

Noninterest income increased $545,000 from $110,000 for the nine months ended March 31, 1997 to $655,000 for the nine months ended March 31, 1998. This increase was the result of increased fees of $70,000, from the trust department, which stated operations in April of 1997, other fees and charges of $51,000, and gain on sales of FHLMC stock of $424,000 in 1998.

              ILLINOIS COMMUNITY BANCORP, INC.

   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Noninterest expense increased $137,000, or 9.5%, from $1.4 million for the nine months ended March 31, 1997 to $1.6 million for the nine months ended March 31, 1998. This increase resulted from an increase of $188,000 in compensation and employee benefits, $113,000 in occupancy and equipment, and $80,000 in other expense which was primarily the result of the new facility and expanded management team. This increase was partially offset by a $240,000 decrease in SAIF insurance premiums including the one time assessment of $211,000 in prior period.

The Bank's effective tax rate for the nine months ended March 31, 1998 and 1997 was approximately 30.7% and 33.5% respectively. The effective tax rate decreased from the federal tax credits generated in the current period from the investment in a limited partnership. Income tax increased by $212,000 primarily from an increase in income before income taxes of $667,000.

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

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form  8-K
         ---------------------------------

         Exhibits:

         Exhibit 27.1 - Financial Data Schedule
         Exhibit 27.2 - Restated Financial Data Schedule

         Reports on Form 8-K:

         None

                        SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Illinois Community Bancorp, Inc.



Date:  May 1, 1998          /s/ Douglas A. Pike
                            ----------------------------
                            Douglas A. Pike
                            President and Chief Executive
                            Officer



Date: May 1, 1998           /s/ Ronald R. Schettler
                            ----------------------------
                            Ronald R. Schettler
                            Senior Vice President and Chief
                            Financial Officer